Form 10-Q
period 1996-09-28
REMINGTON PRODUCTS CO LLC
filed 1996-11-12
CIK 1017710

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934 - For the quarter ended September 28, 1996
                                         ------------------

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934


                       Commission file number 333-07429
                                              ---------


                           Remington Products Company, L.L.C.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Delaware                                                   06-1451079
-------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)



60 Main Street, Bridgeport, Connecticut                             06604
---------------------------------------                   ----------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code:             203 367-4400
                                                          ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) had been subject to such filing
requirements for the past 90 days.   Yes                    No   /X/
                                         -----                 ------

                       REMINGTON PRODUCTS COMPANY, L.L.C.

                                      INDEX
                                      -----


                                                                           PAGE
                                                                           ----

PART I.        FINANCIAL INFORMATION

 Item 1.       Financial Statements

               Consolidated Balance Sheets as of December 31, 1995
                and September 28, 1996 (Unaudited)                          3

               Unaudited Consolidated Statements of Operations for
                the thirteen and thirty nine weeks ended September 30,
                1995, the twenty one weeks ended May 23, 1996 and the
                thirteen and eighteen weeks ended September 28, 1996        4

               Unaudited Consolidated Statements of Cash Flows for the
                thirty nine weeks ended September 30, 1995, the twenty
                one weeks ended May 23, 1996 and the eighteen weeks
                ended September 28, 1996.                                   5

               Notes to Unaudited Consolidated Financial Statements        6-11

 Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       12-17

PART II.       OTHER INFORMATION

 Item 1.       Legal Proceedings

 Item 5.       Other Information

 Item 6.       Exhibits and Reports on Form 8-K

PART I.

                REMINGTON PRODUCTS COMPANY, L.L.C. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1995 AND SEPTEMBER 28, 1996
                             (DOLLARS IN THOUSANDS)


                                                                        DECEMBER 31,  SEPTEMBER 28,
                                                                            1995         1996
                                                                       -------------  ------------
                                                                       (PREDECESSOR)   (SUCCESSOR)
                                                                                       (UNAUDITED)
                                ASSETS:
Current assets:
  Cash and cash equivalents............................................   $  6,804      $    325
  Accounts receivable, net of allowance for doubtful accounts of $1,366 and $2,492 and allowances for cash discounts, returns and claims of $7,852 and $5,194, at December 31, 1995 and
    September 28, 1996, respectively...................................     69,414        47,471
  Inventory............................................................     53,739        80,381
  Deferred income taxes................................................        792           894
  Prepaid expenses.....................................................      3,061         3,607
                                                                          --------      --------
      Total current assets.............................................    133,810       132,678
Property, plant and equipment, net.....................................     14,544        14,654
Intangible assets, net.................................................     21,082        51,979
Other assets...........................................................      1,486         9,197
                                                                          --------      --------
      Total assets.....................................................   $170,922      $208,508
                                                                          --------      --------
                                                                          --------      --------
                  LIABILITIES AND PARTNERS' CAPITAL/MEMBERS' DEFICIT:
Current liabilities:
  Short-term debt and current portion of long-term debt................   $ 50,440      $  2,163
  Trade accounts payable...............................................      9,835        18,705
  Accrued advertising and promotion expenses...........................     11,338         4,036
  Accrued compensation and other expenses..............................     10,897        16,491
  Income and other taxes payable.......................................      4,077         1,185
                                                                          --------      --------
      Total current liabilities........................................     86,587        42,580
Long-term debt.........................................................      6,550       169,600
Other noncurrent liabilities...........................................      1,840         1,839
                                                                          --------      --------
      Total liabilities................................................     94,977       214,019
                                                                          --------      --------
Commitments and contingencies (Note 11)................................      --             --
Partners' Capital/Members' Deficit:
  Partners' capital/Members' deficit...................................     76,736        (5,343)
  Cumulative translation adjustment....................................       (791)         (168)
                                                                          --------      --------
      Total Partners' capital/Members' deficit.........................     75,945        (5,511)
                                                                          --------      --------
      Total liabilities and Partners' capital/Members' deficit.........   $170,922      $208,508
                                                                          --------      --------
                                                                          --------      --------

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

              REMINGTON PRODUCTS COMPANY, L.L.C. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THIRTEEN AND THIRTY NINE WEEKS
                          ENDED SEPTEMBER 30, 1995,
                   THE TWENTY ONE WEEKS ENDED MAY 23, 1996,
         AND THE THIRTEEN AND EIGHTEEN WEEKS ENDED SEPTEMBER 28, 1996
                         (DOLLARS IN THOUSANDS)

                                                13 WEEKS        39 WEEKS         21 WEEKS         13 WEEKS          18 WEEKS
                                                  ENDED           ENDED            ENDED            ENDED             ENDED
                                               SEPTEMBER 30,   SEPTEMBER 30,      MAY 23,        SEPTEMBER 28,     SEPTEMBER 28,
                                                  1995             1995             1996            1996              1996
                                               ------------    ------------    ------------    -------------     -------------
                                                               (PREDECESSOR)                              (SUCCESSOR)
Net sales...................................     $ 66,470        $149,247        $ 57,939        $ 61,673           $85,130
Cost of sales...............................       37,925          85,178          35,385          37,683            51,728
                                               ----------      ----------      ----------      ----------        ----------
      Gross profit..........................       28,545          64,069          22,554          23,990            33,402
Operating expenses:
  Advertising and promotion.................        7,137          15,013           6,076           5,936             8,273
  Selling and marketing.....................        8,556          23,871          12,997           8,768            12,198
  General and administrative................        4,003          13,265          19,782           4,074             5,819
  Goodwill amortization.....................          425           1,245             650             698               848
                                               ----------      ----------      ----------      ----------        ----------
                                                   20,121          53,394          39,505          19,476            27,138
                                               ----------      ----------      ----------      ----------        ----------
      Operating profit (loss)...............        8,424          10,675         (16,951)          4,514             6,264
Other (income) expense:
  Interest expense..........................        1,944           5,479           2,228           4,794             6,725
  Interest income...........................          (28)           (262)           (127)            (29)              (75)
  Other, net................................          327             367              12              23              (174)
                                               ----------      ----------      ----------      ----------        ----------
                                                    2,243           5,584           2,113           4,788             6,476
                                               ----------      ----------      ----------      ----------        ----------
      Income (loss) before provision
        (benefit) for income taxes..........        6,181           5,091         (19,064)           (274)             (212)
Provision (benefit) for income taxes........          116             119            (873)            627               952
                                               ----------      ----------      ----------      ----------        ----------
      Net income (loss).....................     $  6,065        $  4,972       $ (18,191)          ($901)          ($1,164)
                                               ----------      ----------      ----------      ----------        ----------
                                               ----------      ----------      ----------      ----------        ----------

Net loss applicable to Common
  Members' Deficit..........................                                                      $(2,756)          $(3,773)
                                                                                               ----------        ----------
                                                                                               ----------        ----------

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

              REMINGTON PRODUCTS COMPANY, L.L.C. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THIRTY NINE WEEKS ENDED
                             SEPTEMBER 30, 1995
                    THE TWENTY ONE WEEKS ENDED MAY 23, 1996
                AND THE EIGHTEEN WEEKS ENDED SEPTEMBER 28, 1996
                            (DOLLARS IN THOUSANDS)

                                                  39 WEEKS ENDED     21 WEEKS ENDED      18 WEEKS ENDED
                                                SEPTEMBER 30, 1995    MAY 23, 1996      SEPTEMBER 28, 1996
                                                ------------------   --------------     ------------------
                                                           (PREDECESSOR)                 (SUCCESSOR)
Operating Activities:
  Net income (loss)...........................       $  4,972           $(18,191)            ($1,164)
  Adjustment to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization.............          3,445              2,005               1,563
    Amortization of deferred financing costs..              0                262                 382
    Amortization of inventory step up.........              0                  0               1,905
    Deferred income tax provision (benefit)...              0               (561)                458
  Changes in assets and liabilities:
    Accounts receivable.......................          1,497             41,043             (19,300)
    Inventories...............................        (17,500)            (8,339)            (17,340)
    Prepaid expenses..........................         (2,175)              (158)               (388)
    Accounts payable..........................         (8,556)             1,187               7,683
    Accrued expenses and other current
     liabilities..............................         (3,914)              (933)             10,418
    Other.....................................            (66)                 0              (1,847)
                                                   ----------        -----------       -------------
      Net cash provided by (used in) operating
       activities.............................        (22,297)            16,315             (17,630)
                                                   ----------        -----------       -------------
Investing Activities:
  Capital expenditures........................         (2,417)            (1,310)               (998)
  Payment for purchase of company, net........              0                  0            (138,402)
                                                   ----------        -----------       -------------
      Net cash used in investing activities...         (2,417)            (1,310)           (139,400)
                                                   ----------        -----------       -------------
Financing Activities:
  Proceeds from sale of senior subordinated
   notes......................................              0                  0             129,026
  Borrowings under term loan facility.........              0                  0              10,178
  Borrowings under revolving credit facility..         19,888                  0              30,439
  Borrowings, other...........................                                                 1,147
  Investment by Vestar........................              0                  0              33,440
  Equity purchased by management..............              0                  0                 862
  Repayment of management loan................              0                  0                 200
  Repayment of old term loan..................         (4,552)            (3,600)            (12,650)
  Repayment of old revolving loans............              0            (12,353)            (28,660)
  Debt and acquisition fees...................              0                  0             (12,101)
                                                   ----------        -----------       -------------
      Net cash provided by (used in) financing
       activities.............................         15,336            (15,953)            151,881
                                                   ----------        -----------       -------------
Effect of exchange rate changes on cash
 balance......................................            (87)              (214)               (168)
                                                   ----------        -----------       -------------
Decrease in Cash and Cash Equivalents.........         (9,465)            (1,162)             (5,317)
Cash and Cash Equivalents, Beginning of
 Period.......................................          7,622              6,804               5,642
                                                   ----------        -----------       -------------
Cash and Cash Equivalents, End of Period......       ($ 1,843)          $  5,642          $      325
                                                   ----------        -----------       -------------
                                                   ----------        -----------       -------------
Supplemental Cash Flow Information:
  Interest paid...............................       $  5,000           $  1,874          $    3,237
  Income taxes paid...........................       $    490           $    440          $      579

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

              REMINGTON PRODUCTS COMPANY, L.L.C. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1. INTERIM FINANCIAL INFORMATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and, accordingly, certain information and footnote disclosures required for complete financial statements prepared in accordance with generally accepted accounting principles have been omitted. In management's opinion, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. The results for interim periods are not necessarily indicative of financial results for the full year.

2. ORGANIZATION

    Remington Products Company, L.L.C. (the "Company"), a Delaware limited liability company, and its wholly owned subsidiary Remington Capital Corp. ("Capital"), a Delaware Corporation, were formed by Vestar Shaver Corp. ("Vestar Corp. I") and RPI Corp. (formerly known as Remington Products, Inc. ("RPI") to acquire (the "Reorganization") the operations of Remington Products Company and its subsidiaries ("RPC"). In May 1996, Vestar Razor Corp. ("Vestar Corp. II") was formed to hold an interest in the Company, Vestar Corp. I and Vestar Corp. II (together, the "Vestar Members") are wholly owned by Vestar Equity Partners, L.P.

3. PRINCIPLES OF CONSOLIDATION

    The consolidated balance sheet as of September 28, 1996 includes the accounts of Remington, L.L.C. and Capital, the successor company following the change in ownership (see Note 2) and the consolidated results of operations and cash flows include the accounts for the successor company for the period from May 24, 1996 to September 28, 1996 after elimination of all intercompany accounts. The Company consists of all the assets of RPC and the investment in Capital. Capital has no assets and conducts no operations. Capital was established solely to act as a co-issuer with the Company of Senior Subordinated Notes as part of the financing for the Reorganization. The statements also include the results of operations and cash flows of RPC, the predecessor company, prior to the change in ownership.

4. THE REORGANIZATION

    RPC was a general partnership, jointly owned and controlled by RPI and Remsen Partners ("Remsen"). As a result of the reorganization of RPC, the following transactions occurred: (i) RPC made cash payments to Remsen and RPI totalling $157.1 million (less the amount of certain excluded obligations and funded indebtness at closing and subject to a Working Capital Adjustment), (ii) the Vestar Members purchased Remsen's interest in RPC for $33.4 million in cash;
(iii) certain members of senior management of RPC acquired an equity interest in the Company, for $1.12 million (including a cash purchase of $0.86 million and assuming exercise of certain management options with an aggregate exercise price of $0.26 million), (iv) RPC retained an equity investment in the Company with an implied value of $35.4 million, and (v) RPC merged with and into the Company. In addition, existing indebtedness of RPC was refinanced.

              REMINGTON PRODUCTS COMPANY, L.L.C. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

4. THE REORGANIZATION--(CONTINUED)
    The Limited Liability Company Agreement permitted the issuance of 12% Series A Preferred Equity with an aggregate liquidation preference of $62.0 million. As a result of the Reorganization, RPI has a $35.4 million equity interest in the Company ($32.0 million in Series A Preferred Equity) and the Vestar Members have a $33.4 million equity interest in the Company ($30.0 million in Series A Preferred Equity). The Company's Common Units are owned 44.43% by the Vestar Members, 44.43% by RPI, and 11.13% by management (43.0%, 43.0% and 14.0%, respectively, on a fully diluted basis). Vestar Corp. I controls the Management Committee and the affairs and policies of the Company.

    The Reorganization has been accounted for as a purchase transaction effective as of May 23, 1996 ("the Closing Date"), in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions, and accordingly, the consolidated financial statements for the periods subsequent to May 23, 1996 reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of May 23, 1996, which may be revised at a later date. The valuation of assets and liabilities acquired reflect carryover basis for the percentage ownership retained by RPC.

    The Reorganization reflected the following adjustments (amounts are subject to change based upon the determination of the final working capital adjustment and finalization of certain valuation studies).

Cash payments and distributions (1).............................   $138,400
Implied fair value of equity interests issued to RPI (2)........     35,440
Direct acquisition costs........................................      3,630
                                                                   --------
    Total consideration and direct acquisition costs............    177,470
Less RPC's historical cost of net assets acquired (3)...........    (71,246)
                                                                   --------
Excess of consideration paid over RPC's historical cost.........    106,224
Less excess of fair value over predecessor basis (4)............    (73,921)
                                                                   --------
                                                                     32,303
Debt issuance costs.............................................      8,471
                                                                   --------
    Net adjustment..............................................   $ 40,774
                                                                   --------
                                                                   --------
Preliminary allocation of net adjustment (5):
    Inventory...................................................      2,842
    Goodwill....................................................     (1,131)
    Tradenames..................................................     26,534
    Patents.....................................................      4,670
    Other assets (6)............................................      7,859
                                                                   --------
                                                                   $ 40,774
                                                                   --------
                                                                   --------

              REMINGTON PRODUCTS COMPANY, L.L.C. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

4. THE REORGANIZATION--(CONTINUED)
   (Footnotes for preceding page)

------------

(1) Consists of cash payments to Remsen and RPI of $90,351 and $48,049 (net of the Preliminary Working Capital Adjustment), respectively, which are reduced by certain Excluded Obligations.

(2) The fair value of equity interests issued to RPI consists of Preferred Equity with a liquidation preference of $32,000 and Common Units with a fair value of $3,440, based on the cash paid by the Vestar Members and certain Management Investors for their respective equity interests. RPI's predecessor basis in RPC was $8,208.

(3) Represents historical total partners' capital of RPC adjusted to reflect $13,708 of Excluded Obligations.

(4) Represents adjustments to decrease the fair value of the interests retained by RPI and certain Management Investors to reflect their carryover basis.

(5) Represents the adjustments required to record the preliminary allocation of the excess of the consideration paid over RPC's historical basis in the net assets acquired, adjusted to reflect their carryover basis. The acquired assets are recorded 53.07% at fair value (for the common equity interest acquired by the Vestar Members and certain of the Management Investors) and 46.93% at carryover basis (for the residual common equity interests retained by RPI and certain of the Management Investors). The Company has not yet received the final results of appraisals and other valuation studies which are in process. However, management does not expect that differences between the preliminary and final allocations will have a material impact on the Company's financial position or income from operations.

(6) Represents debt issuance costs of $8,471 net of a $612 write-off of deferred financing costs related to existing debt being repaid.

5. INVENTORIES

    Inventories at December 31, 1995 and September 28, 1996 are comprised of:

                                                                   DECEMBER 31,       SEPTEMBER 28,
                                                                      1995               1996
                                                                   ------------       -------------
Raw materials....................................................   $    38           $     48
Work in process..................................................     7,177              8,125
Finished goods...................................................    46,874             72,208
                                                                    -------            -------
Inventory at FIFO cost, which approximates replacement cost......    54,089             80,381
Less, Amount to reduce domestic manufactured inventories to LIFO
  cost...........................................................      (350)              --
                                                                    -------            -------
                                                                    $53,739            $80,381
                                                                    -------            -------
                                                                    -------            -------

6. INCOME TAXES

   Federal income taxes on net earnings of RPC are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for Federal income taxes for the Company. However, certain state and local jurisdictions do not recognize L.L.C. status for taxing purposes and require taxes be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes. The provision for income taxes reflects primarily the net tax due on foreign earnings.

              REMINGTON PRODUCTS COMPANY, L.L.C. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

7. PROPERTY, PLANT AND EQUIPMENT, NET

    Property, plant and equipment at December 31, 1995 and September 28, 1996 is as follows:


                                                                     DECEMBER 31,      SEPTEMBER 28,
                                                                        1995              1996
                                                                    ------------       -----------
                                                                    (PREDECESSOR)      (SUCCESSOR)
Land, building and improvements..................................    $  8,208            $ 6,831
Machinery and equipment..........................................       4,571              3,764
Tooling..........................................................       6,226              3,230
Funiture, fixtures and other.....................................       2,302              1,592
                                                                     --------          ---------
                                                                       21,307             15,417
Less: Accumulated depreciation...................................      (6,763)              (763)
                                                                     --------          ---------
                                                                     $ 14,544            $14,654
                                                                     --------          ---------
                                                                     --------          ---------

    Depreciation expense was $2,206 and $2,084 for the nine months (and $799 and $536 for the three months) ended
      September 30, 1995 and September 28, 1996, respectively.

8. INTANGIBLE ASSETS, NET

                                                                     DECEMBER 31,      SEPTEMBER 28,
                                                                        1995              1996
                                                                    ------------       -----------
                                                                    (PREDECESSOR)      (SUCCESSOR)
Goodwill.........................................................    $ 25,160            $21,575
Tradename........................................................        --               26,534
Patents..........................................................        --                4,670
Less: Accumulated amortization...................................      (4,078)              (800)
                                                                     --------          ---------
                                                                     $ 21,082            $51,979
                                                                     --------          ---------
                                                                     --------          ---------

9. OTHER ASSETS, NET

                                                                     DECEMBER 31,      SEPTEMBER 28,
                                                                        1995              1996
                                                                    ------------       -----------
                                                                    (PREDECESSOR)      (SUCCESSOR)
Deferred financing costs.........................................    $  2,280            $ 8,471
Less: Accumulated amortization...................................      (1,557)              (350)
                                                                     --------          ---------
                                                                          723              8,121
Debt Discount....................................................        --                  941
Other............................................................         763                135
                                                                     --------          ---------
                                                                     $  1,486            $ 9,197
                                                                     --------          ---------
                                                                     --------          ---------

                                      -9-

              REMINGTON PRODUCTS COMPANY, L.L.C. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

10. DEBT (SUCCESSOR)

    Details of debt outstanding at September 28, 1996 are as follows:

                                                                   September 28,
                                                                      1996
                                                                   -------------
                                                                   (SUCCESSOR)
$70,000 revolving credit facility due June 30, 2002.............    $   30,439
Term loan due June 30, 2002.....................................        10,178
11% Series B Senior Subordinated Notes due May 15, 2006.........       130,000
                                                                   -----------
                                                                       170,617
Less: Current portion of long-term debt.........................         1,017
                                                                   -----------
Long-term debt..................................................    $  169,600
                                                                   -----------
                                                                   -----------

    On the Closing Date, the Company entered into a credit agreement (the "Senior Credit Agreement") with a consortium of banks. The Senior Credit Agreement provides for a term loan of $5.0 million to the Company and $5.0 million to the Company's U.K. subsidiary (the "Term Loans"), a revolving credit facility of $50.0 million to the Company and $20.0 million to the Company's U.K. subsidiary (the "Revolving Credit Facilities") and a facility for additional term loans of up to an aggregate of $30.0 million to the Company, the Company's U.K. subsidiary and certain other subsidiaries (the "Acquisition Facility"). The initial borrowings under the Senior Credit Agreement, along with the proceeds of the Senior Subordinated Notes and the Equity Contribution, were used to repay the debt of the predecessor company.

    The obligations under the Senior Credit Agreement are guaranteed by each of the Company's domestic subsidiaries and secured by their assets and properties and pledge of the capital stock.

    At the Company's option, the interest rates per annum applicable to the loans under the Senior Credit Agreement will be based upon (a) in the case of the Company, a Eurodollar rate ("LIBOR") plus 2.25% or the greater of (i) the prime rate plus 1.0% and (ii) the federal funds rate plus 1.5% and (b) in the case of loans to the Company's U.K. subsidiary, a EuroSterling Rate (the "EuroSterling Rate") plus 2.25% or the Sterling Base Rate plus 1.0%; provided, however, the interest rates are subject to reduction if certain requirements of financial performance are met.

    Outstanding loans under the Revolving Credit Facilities and Acquisition Facility must be repaid by June 30, 2002. The Term Loans will amortize quarterly over six years with amortization payments totaling $0.40 million in the remainder of 1996, $1.00 million in 1997, $1.35 million in 1998, $1.50 million in 1999, $1.75 million in 2000, $3.00 million in 2001 and $1.00 million in 2002.

    The Revolving Credit Facilities of the Company and Company's U.K. subsidiary will be subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory for the applicable borrower, with an additional aggregate $10 million over-advance line available for up to five consecutive months during each period beginning February 1 and ending January 31.

    The Senior Credit Agreement requires the Company to meet certain financial tests. The Senior Credit Agreement also contains covenants which, among other things, will limit the incurrence of additional indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions and mergers.

              REMINGTON PRODUCTS COMPANY, L.L.C. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)

11. COMMITMENTS AND CONTINGENCIES

    The Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

12.  Other Income Statement Data

     Included in the caption General and Administrative in the Consolidated Statements of Operations for the 21 weeks ended May 23, 1996 are non-recurring charges of approximately $10,900, reflecting the payment of bonuses, termination of certain employment agreements and closing costs all associated with the recapitalization of the business, and $1,300 of an additional provision for doubtful accounts related to the bankruptcy of the Company's largest customer in Canada.

     Net Loss applicable to Common Members' Deficit is determined by increasing the net loss by Preferred Equity dividend requirements.

13.  Members' Deficit

     Members' deficit for the period from May 23, 1996 to September 28, 1996 (Successor) is as follows:


                                                                       Excess of
                                                                      Fair Value
                                          Preferred    Common            Over            Accumulated
                                            Equity      Units       Predecessor basis       Deficit          Total
                                          ---------    ------       -----------------    -----------         -----

Issuance of Preferred Equity               $62,000                                                        $ 62,000
Issuance of Common Units                               $7,742                                                7,742
Excess of fair value over
  Predecessor basis                                                    $(73,921)                           (73,921)
                                           -------     ------          --------           --------        ---------
Balance - May 23, 1996                     $62,000     $7,742          $(73,921)                            (4,179)
Preferred Equity Dividends (1)               2,609                                        $(2,609)               0
Net loss                                                                                   (1,164)          (1,164)
                                           -------     ------          --------           --------        ---------
Balance - September 28, 1996               $64,609     $7,742          $(73,921)          $(3,773)        $ (5,343)
                                           -------     ------          --------           --------        ---------
                                           -------     ------          --------           --------        ---------


---------------------------

(1) Represents 12% cumulative Preferred Equity with a liquidation preference of $62,000.

14.  Pro Forma Information

     The following pro forma financial information gives effect to the Reorganization as described in Note 4 above as if the Reorganization had occurred as of January 1, 1995 and January 1, 1996. This pro forma financial information does not give effect to any transactions other than the Reorganization. It is provided for informational purposes only and does not purport to represent Remington's results of operations had the Reorganization in fact occurred on such dates, nor does it purport to be indicative of the results of operations as of any future date or for any future period. Pro forma net loss for the 9 months ended September 30, 1995 and September 28, 1996 was $1,062 and $15,365, respectively. Pro forma net loss attributable to Common Members' Equity for the 9 months ended September 30, 1995 and September 28, 1996 was $8,843 and $23,146. There are no pro forma adjustments to revenues. The write up of first-in first-out cost basis inventory resulted in a $1,900 non-recurring charge to cost of sales for the 18 weeks ended September 28, 1996. No pro forma adjustments were made to eliminate this charge for the nine months ended September 30, 1995 or September 28, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following discussion should be read in connection with the consolidated financial statements and accompanying notes.


    To facilitate comparison of the operating results of the periods set forth below, results of operations for the nine months ended September 28, 1996 were obtained by combining, without adjustment, the results of operations of the Company from January 1, 1996 to May 23, 1996 (the "Predecessor Period") with those of the Company for the period from May 24, 1996 to September 28, 1996 (the "Successor Period"). See columns denoted "Predecessor" and "Successor" in the Statements of Income for the nine months ended September 28, 1996 included in this report.

                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                        -------------------------------     -------------------------------
                                        SEPTEMBER 30,     SEPTEMBER 28,     SEPTEMBER 30,     SEPTEMBER 28,
                                           1995              1996              1995              1996
                                        -------------     -------------     -------------     -------------
                                                                (DOLLARS IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
  Net Sales:
    U.S.................................   $ 35.9            $ 29.8             $ 74.9           $  69.5
    U.S. service stores.................      7.0               7.1               20.1              19.5
    International.......................     23.6              24.8               54.3              54.1
                                           ------            ------            -------          --------
                                             66.5              61.7              149.3             143.1

  Cost of sales.........................     38.0              37.7               85.2              87.2
                                           ------            ------            -------          --------
  Gross profit..........................     28.5              24.0               64.1              55.9
  Operating expenses:
    Advertising and promotion...........      7.1               5.9               15.0              14.3
    Selling and marketing...............      8.6               8.8               23.8              25.3
    General and administrative..........      4.0               4.1               13.4              25.5
    Goodwill amortization...............      0.4                .7                1.2               1.5
                                           ------            ------            -------          --------
  Operating income (loss)...............      8.4               4.5               10.7             (10.7)
  Interest expense......................      1.9               4.8                5.5               9.0
  Interest income.......................      --                --                (0.3)             (0.2)
  Other (income) expense................      0.3               --                 0.4              (0.2)
                                           ------            ------            -------          --------
  Income (loss) before income taxes.....      6.2              (0.3)               5.1             (19.3)
  Provision (benefit) for income
   taxes................................      0.1               0.6                0.1               0.1
                                           ------            ------            -------          --------
  Net income (loss).....................   $  6.1            $ (0.9)           $   5.0          $  (19.4)
                                           ------            ------            -------          --------
                                           ------            ------            -------          --------
STATEMENT OF OPERATIONS AS A PERCENTAGE
OF NET SALES:
  Net sales.............................    100.0%            100.0%             100.0%            100.0%
  Gross profit..........................     42.9%             38.9%              42.9%             39.1%
  Operating profit (loss)...............     12.6%              7.3%               7.2%             (7.4)%
  Net income (loss).....................      9.2%             (1.5)%             (3.3)%           (13.6)%

      THREE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO THREE MONTHS ENDED
      --------------------------------------------------------------------
                               SEPTEMBER 30, 1995
                               ------------------

       NET SALES. Net sales for the three months ended September 28, 1996 were $61.7 million compared to $66.5 million for the three months ended September 30, 1995, a decrease of 7.2%. As previously disclosed in the second quarter financial statements, net sales were relatively unchanged for the first half of 1996. This trend continued through August. The Company's operations are highly seasonal with a large percentage of net sales generated during the September through December time period.

       Net sales in the United States decreased to $29.8 million in the third quarter of 1996 from $35.9 million in the third quarter of 1995, a 17.0% decrease. U.S. domestic net sales declined primarily as the result of (i) lower average pricing of shaver products; (ii) lower unit volumes in certain personal care lines; (iii) new product introduction delays of two key product lines originally scheduled for the Fall season; and (iv) inventory reduction programs instituted by certain major retailing customers.

       Net sales through the Company's U.S. service stores were $7.1 million in the third quarter of 1996, slightly above the prior year. Same store sales increased 1.6% from the third quarter of 1995 to the third quarter of 1996.

       International net sales were $24.8 million in the third quarter of 1996 up 5.1% from $23.6 million in the same period of 1995. Higher net sales in Australia, United Kingdom and Germany were offset by declines in Canada arising from the bankruptcy of the Company's largest Canadian customer and the closing of the branch operation in Japan in 1995.

       GROSS PROFIT. Gross profit decreased to $24.0 million or 38.9% of net sales in the third quarter of 1996, from $28.5 million, or 42.9% of net sales, in the same quarter of 1995. This decrease is primarily attributable to (i) lower U.S. sales volumes, (ii) an inventory purchase accounting adjustment of $1.4 million, (iii) a shift in the product mix to lower margin products and
(iv) price reductions on two shaver products to meet competitive pressures.

       OPERATING EXPENSES. Operating expenses were $19.5 million in the third quarter of 1996 compared to $20.1 million in the third quarter of 1995. Lower U.S. advertising and promotional expenditures of $1.2 million due to lower sales were offset in part by higher goodwill amortization of $0.3 million and other general spending increases.

       OPERATING INCOME. Operating income in the third quarter of 1996 was $4.5 million compared to $8.4 million in the third quarter of 1995 for the reasons described above.

       INTEREST EXPENSE. Net interest expense increased to $4.8 million in the third quarter of 1996 from $1.9 million in the third quarter of 1995. Higher debt balances and costs associated with the recapitalization of the business resulted in the increase.

       PROVISION FOR INCOME TAXES. The provision for income taxes was $0.6 million for the third quarter of 1996 compared to $0.1 million for 1995. The provision is primarily related to income earned by the Company's foreign subsidiaries.

       NINE MONTHS ENDED SEPTEMBER 28, 1996 COMPARED TO NINE MONTHS ENDED
       -------------------------------------------------------------------
                               SEPTEMBER 30, 1995
                               ------------------


       NET SALES. Net sales for the nine months ended September 28, 1996 were $143.1 million compared to $149.3 million for the nine months ended September 30, 1995, a decrease of 4.2%. Net sales in the United States decreased to $69.5 million in the first nine months of 1996 from $74.9 million in the first nine months of 1995, a 7.2% decrease. Lower unit volumes, primarily hair dryers, accounted for the decline.

       Net sales through the Company's U.S. service stores declined to $19.5 million in the first nine months of 1996, from $20.1 million in the first nine months of 1995, a decrease of 3.0%. Same store sales declined .6% from the first nine months of 1995 to the first nine months of 1996. The decline in net sales was primarily due to the closing or renovation of nine stores and the opening of one new store subsequent to the first half of 1995 and to the discontinuation of a direct mail catalog that was distributed in the latter part of 1994 which produced net sales in 1995.

       International net sales were $54.1 million in the first nine months of 1996 approximating the prior period's sales of $54.3 million. Higher net sales in Australia of electric shavers, men's grooming products and foot spa appliances were offset by declines in the U.K. export market and in Germany. The bankrupcty of the Company's largest Canadian customer also resulted in lower sales for the period as well as the closing of the branch operation in Japan in 1995.

       GROSS PROFIT. Gross profit decreased to $55.9 million, or 39.1% of net sales in the first nine months of 1995. This decrease is primarily attributable to lower sales volumes, an interim LIFO (Last-In, First-out) charge of $1.7 million in May 1996, a higher sales return provision of $0.8 million and an inventory purchase accounting adjustment of $1.9 million.

       OPERATING EXPENSES. Operating expenses were $66.6 million in the first nine months of 1996 compared to $53.4 million in the first nine months of 1995. The payment of bonuses, termination of employment agreements and closing costs all associated with the recapitalization of the business accounted for $10.9 million of the increase in cost. In addition, a charge of $1.3 million was taken related to the bankruptcy of the Company's largest customer in Canada. Higher sales related commission costs in Australia of $0.5 million and additional U.S. charges of $0.5 million for insurance and property taxes also contributed to the increase.

       OPERATING INCOME (LOSS). Operating loss in the first nine months of 1996 was $10.7 million compared to $10.7 million of income in the first half of 1995 for the reasons described above.

       INTEREST EXPENSE. Net interest expense increased to $9.0 million in the first nine months of 1996 from $5.5 million in the first nine months of 1995. Higher debt costs associated with the recapitalization of the business resulted in the increase.

       PROVISION FOR INCOME TAXES. The provision for income taxes was $0.1 million for the first nine months of 1996 compared to the same provision for 1995. The provision is primarily related to income earned by the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       On May 23, 1996, the Company was reorganized. As a result of the reorganization of the Company, the following transactions occurred: (i) RPC made cash payments to Remsen and RPI totalling $157.1 million (less the amount of certain excluded obligations and funded indebtness at closing and subject to a Working Capital Adjustment), (ii) the Vestar Members purchased Remsen's interest in RPC for $33.4 million in cash; (iii) certain members of senior management of RPC acquired an equity interest in the Company for $1.12 million (including a cash purchase of $0.86 million and assuming exercise of certain management options with an aggregate exercise price $0.26 million),
(iv) RPC retained an equity investment in the Company with an implied value of $35.4 million, and (v) RPC merged with and into the Company. In addition, existing indebtedness of RPC was refinanced.

       During the nine months ended September 30, 1995 and September 28, 1996 the Company used approximately $22.3 million and $1.3 million, respectively, in cash from operating activities. This is primarily due to the seasonal nature of the Company's business and the results of operations for the period.

       As of September 28, 1996, the Company's total debt balances were $171.8 million, consisting of $40.6 million under the credit facilities, $130.0 million of 11% Senior Subordinated Notes, and $1.2 million of other debt. Cash balances as of that date were $0.3 million, and the Company had approximately $29.5 million available under its revolving credit facility.

       Remington is currently in compliance with all covenant provisions in its existing credit agreement and believes its current capital structure provides it with sufficient flexibility and liquidity to meet the Company's near-term working capital and debt service requirements.


CURRENT ECONOMIC CONDITIONS
---------------------------

       The Company believes that the difficult operating conditions will likely continue to adversely impact its U.S. domestic operations in the fourth quarter. As a result, the Company expects that worldwide consolidated net sales for the fourth quarter will be flat compared with 1995 and that operating profit will experience a decline relative to the prior year.

       Remington's management has recently undertaken several initiatives to improve sales and profitability in 1997. These initiatives include: (i) the introduction of several new women's personal care and shaver product lines in October, 1996; (ii) the development of a new line of men shavers to be introduced in 1997; and (iii) the planned opening of additional Service Stores in advance of the 1996 Christmas season.


CAUTIONARY STATEMENTS
---------------------

       Certain of the information contained herein may contain "forward looking" information, as such term is defined by the Private Securities Litigation Reform Act of 1995 and in releases made by the Securities and Exchange Commission ("SEC"). Actual results could differ materially from those projected in the forward-looking statements as a result of various market conditions.

PART II.

Item 1.  Legal Proceedings.

     The Company and Philips Electronics N.V. ("Philips") are engaged in litigation in the United Kingdom relating to certain trademarks and designs issued to Philips relating to Philips' triple head rotary shaver. In these proceedings, Philips alleged infringement of its trademarks and designs by the Company and the Company counter-claimed that Philips' trademark and design registrations are invalid. Related litigation in Canada initiated by the Company with respect to Philips' trademarks was recently determined in favor of the Company, although Philips has sought leave to appeal this ruling to the Supreme Court of Canada. Philips also has design registrations in Canada for its triple head rotary shaver which have not been litigated. The costs of the U.K. litigation are, in certain circumstances, shared with Izumi, the Company's supplier of rotary shavers. Izumi is also pursuing actions against Philips in several other jurisdictions to contest the validity of certain of Philips' trademarks. If such litigation is determinated adversely to the Company or Izumi, the Company's ability to sell rotary shavers in such countries could be limited or prohibited.

     The Company is a party to other lawsuits and administrative proceedings that arose in the ordinary course of business. Although the final results in such suits and proceedings cannot be predicted, the Company presently believes that any liability that may ultimately result will not have a material adverse effect on the Company's financial position or results of operations.

Item 5.  Other Information.

     On November 7, 1996, the Company issued a press release with respect to its preliminary unaudited financial results for the quarter ended September 28, 1996. A copy of such press release is included as Exhibit 99 to this Report on Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits - See Exhibit Index.

     b. No Report on Form 8-K was filed by the Company during the quarter ended September 28, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   REMINGTON PRODUCTS COMPANY L.L.C.
                                   ---------------------------------
                                             (Registrant)


Date:  November 12, 1996           By  /s/ F. Peter Cuneo
------------------------               -----------------------------
                                        F. Peter Cuneo
                                        President and Chief
                                          Executive Officer


Date:  November 12, 1996           By  /s/ Michael Stanton
------------------------               -----------------------------
                                        Michael Stanton
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                          REMINGTON PRODUCTS COMPANY L.L.C.
                                    EXHIBIT INDEX


Exhibit
Number   Item
-------  --------------------------------------------------------------------

3.1 Amended and Restated Limited Liability Company Agreement dated as of May 16, 1996 by and among Vestar Shaver Corp. (formerly Vestar/Remington Corp.) ("Vestar Corp. I"), Vestar Razor Corp. ("Vestar Corp. II" and, together with Vestar Corp. I the "Vestar Members"), RPI Corp. (formerly known as Remington Products, Inc.) ("RPI"), and certain members of senior management of the Company."

3.2      Certificate of Formation of Remington Products Company, L.L.C.
         ("Remington").*

4.1 Indenture dated as of May 23, 1996 between Remington, Capital and The Bank of New York, as trustee*

4.2 Forms of 11% Senior Subordinated Notes and Series B 11% Senior Subordinated Notes.*

4.3 Purchase Agreement dated May 16, 1996 between Remington, Capital and Bear, Stearns & Co. Inc.*

4.4 Registration Rights Agreement dated as of May 23, 1996 between Remington, Capital and Bear, Stearns & Co. Inc.*

10.1 Credit and Guarantee Agreement dated as of May 23, 1996 among Remington, certain of its subsidiaries, various leading institutions, Fleet National Bank and Banque Nationale de Paris, as co-documentation agents, and Chemical Bank, as administrative agent (the "Agent").*


10.2 Company Security Agreement dated as of May 23, 1996 made by Remington in favor of the Agent.*

10.3 Form of Subsidiaries Securities Agreement dated as of May 23, 1996 made by each of Capital, Remington Corporation, L.L.C. ("IP Subsidiary") and Remington Rand Corporation ("Rand") in favor of the Agent.*

10.4 Conditional Assignment of and Security Interest in Patent Rights (United States) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent.*

10.5 Conditional Assignment of and Security Interest in Patent Rights (United Kingdom) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent.*

10.6 Conditional Assignment of and Security Interest in Trademark Rights (United States) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent.*

10.7 Conditional Assignment of and Security Interest in Trademark Rights (United Kingdom) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent.*

10.8 Members Limited Recourse Pledge Agreement dated as of May 23, 1996 made by Remington in favor of the Agent.*

10.9 Company Pledge Agreement dated as of May 23, 1996 made by Remington in favor of the Agent.*

10.10 Subsidiaries Pledge Agreement dated as of May 23, 1996 made by Rand in favor of the Agent.*

27       Financial Data Schedule.

99       Press release issued on November 7, 1996.


-------------------------
* Incorporated by reference to Registration Statement on Form S-4, File No. 333-07429, filed on July 2, 1996 and amended on September 11, 1996 and on September 30, 1996.