Form 10-K405
period 1996-12-31
REMINGTON PRODUCTS CO LLC
filed 1997-03-31
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1996.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              06-1451079
                --------                          -------------------
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)

60 Main Street, Bridgeport, Connecticut                  06604
---------------------------------------                  -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (203) 367-4400

Securities registered pursuant to Section 12(b) of the Act:

           Title of Each class         Name of each exchange on which registered
                  None                                   None
           -------------------         -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                 11% Series B Senior Subordinated Notes due 2006
                 -----------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                     PART I

ITEM 1. Business

General

      Remington Products Company, L.L.C. (the "Company" or "Remington") is a major manufacturer and marketer of men's and women's electrical personal care appliances. The Company distributes on a worldwide basis men's and women's electric shavers and accessories, women's personal care appliances, including hairsetters, curling irons and hairdryers, men's electric grooming products, travel products and other small electric consumer appliances.

      The Company is a Delaware limited liability company that will continue in existence until December 31, 2016 or dissolution prior thereto as determined under the Company's LLC Agreement.

      Prior to May 23, 1996, the Company operated as Remington Products Company ("RPC"), a Delaware general partnership, of which RPI Corp. (formerly known as Remington Products, Inc.) ("RPI"), a company controlled by Mr. Victor K. Kiam, II and Remsen Partners ("Remsen"), an entity controlled by Mr. Isaac Perlmutter, were each 50% partners. On May 23, 1996 (the "Closing Date"), there was a reorganization of the Company (the "Reorganization"), pursuant to which: (i) RPC made a cash distribution in an amount of $56.9 million to Remsen (less estimated excluded obligations of $6.6 million) and $48.0 million to RPI (less estimated excluded obligations of $7.1 million and net of a $10.9 million reduction pursuant to the preliminary working capital adjustment); (ii) Vestar Shaver Corp. ("Vestar Corp. I") and Vestar Razor Corp. ("Vestar Corp. II" and, together with Vestar Corp. I, the "Vestar Members"), corporations controlled by Vestar Equity Partners, L.P. ("Vestar"), purchased Remsen's interest in the Company for $33.4 million (the "Vestar Investment"); (iii) certain members of senior management of the Company (the "Management Investors") acquired an equity interest of $1.1 million (including a cash purchase of $0.86 million and assuming exercise of certain management options with an aggregate exercise price of $0.26 million) in the Company; (iv) the Company paid estimated excluded obligations of approximately $10.7 million; (v)

RPI retained an equity investment in the Company with an implied value of $35.4 million (the "Kiam Investment and, collectively with the Vestar Investment and the Management Investment, the "Equity Investment"); and (vi) RPC was merged with and into the Company.

    In addition, as part of the Reorganization, $41.3 million of existing indebtedness of RPC was refinanced. The funds required to consummate the Reorganization were provided by an initial offering by the Company and its wholly owned subsidiary, Remington Capital Corp. ("Capital"), of $130 million of 11% Senior Subordinated Notes due 2006 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, borrowings under a Senior Credit Agreement and the cash proceeds of the Equity Investments.

    On November 4, 1996, pursuant to a Registration Statement on Form S-4 under the Securities Act of 1933, the Company completed an offer to exchange its 11% Series B Senior Subordinated Notes due 2006 for all of the outstanding 11% Senior Subordinated Notes due 2006 issued in connection with the reorganization.

Description of Business

      Products

      Electric Shavers. The Company is a leading distributor of men's and women's electric shavers. The Company's primary men's electric shaver lines are the Triple Foil(TM), Dual Foil/XLR(TM) , each with the Micro-Screen(R) cutting system, and rotary shavers while the primary women's electric shaver lines are the Ladies' wet/dry, the WER (Women's Electric Razor) and rotary shavers. The Company also manufactures and distributes electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), preshave products and cleaning agents. Electric shavers accounted for 37%, 44% and 47% of the Company's total net sales for the years ended December 31, 1996, 1995 and 1994 respectively.

      Women's Personal Care Appliances. Remington entered the women's personal care appliance market in the United States and expanded its presence overseas through the acquisition in December 1993 of the Clairol personal care appliance business from Bristol-Myers Squibb Company. These products consist primarily of hairsetters, hairdryers, make-up mirrors, curling irons and curling brushes. The

Company's hairsetter products include flocked rollers (both dry and mist) and Remington Express Set(R) hairsetter, which heats in 90 seconds, the Smart Setter(R) hairsetter, which incorporates a new proprietary technology that indicates to users when optimum heat levels have been reached by changing the color of the rollers. Women's personal care appliances accounted for 35%, 30% and 27% of the Company's total net sales for the years ended December 31, 1996, 1995 and 1994, respectively.

      Men's Grooming Products. Men's grooming products consist of beard and mustache trimmers, nose hair and ear hair trimmers and home haircut kits.

      Other Products. Remington's travel appliances consist of products that provide personal grooming and other general household functions for domestic and international travel. These items include travel hairdryers, steamers, irons, voltage converter/adapter plugs and shavers. In the home health appliance product category, Remington sells foot spas and back massagers outside the United States.

Distribution

      The Company's products are sold in the United States and internationally in over 85 countries through mass merchandisers, catalog showrooms, drug store chains and department stores in addition to the Company's 96 service stores.

      In the United States, the Company sells products through mass-merchant retailers such as Wal-Mart, K-Mart and Target, department stores such as Sears, catalog showrooms such as Service Merchandise, drug store chains including Walgreens, Eckerd and Revco, and Remington's own service stores. Throughout the United States, the Company's products are sold in excess of 10,000 retail outlets. Wal-Mart accounted for 17%, 16% and 16% of the Company's net sales during the years ended December 31, 1996, 1995 and 1994. No other customer has accounted for more than 10% of the Company's net sales during the years ended December 31, 1996, 1995, and 1994.

Service Stores

      Remington opened its first service store in 1981. As of March 15, 1997, the

Company owned and operated a chain of 96 service stores with 84 in the United States, nine in the United Kingdom and three in Australia. During 1996, the Company opened a total of four permanent and 12 seasonal service stores in the United States, two permanent stores in the United Kingdom and acquired a chain of three stores in Australia. The stores in the United States are in many of the major markets with concentrations on the East Coast and in the major cities of the South and West. The majority of the stores are located in shopping malls, outlet malls and in prime locations within large metropolitan areas. The stores sell and service a variety of Remington and non-Remington shavers, knives, scissors, clocks, personal care appliances and related products. The service stores also oversee sales of replacement parts to approximately 300 independent authorized shaver service dealers across the United States. In 1996, the Company's service stores generated worldwide net sales of $38.6 million, with $33.7 million in the U.S. and $4.9 million internationally. Remington products accounted for approximately 50% of these net sales.

Manufacturing Operations

      Remington conducts all in-house manufacturing at its Bridgeport, Connecticut facility. The Company assembles foil shavers and manufactures foil cutting systems in Bridgeport using proprietary cutting technology and a series of specially designed machines. Remington's Bridgeport facility can produce in excess of 30,000 shavers a day, yet is flexible enough to operate economically at much lower capacities. The electric shaver business is highly seasonal, with significant production swings during the course of the year. As a result of such swings, Remington's manufacturing process has been structured to utilize temporary workers. As a result of these factors, during peak periods approximately 30% of Remington's work force (excluding that of the service stores) is composed of temporary workers.

Suppliers

      A substantial portion of the Company's finished goods inventories are manufactured for the Company by suppliers located in China, Japan and Thailand. In determining whether to manufacture products in-house or source them from third party suppliers, the Company balances the potential cost savings in labor, materials and overhead that a foreign manufacturer can provide with the flexibility, quality control and protection of confidentiality inherent in in-house production. While Remington sources a large portion of its materials and products from third-party suppliers, it continues to manufacture its triple foil and certain other shavers in-house and maintains ownership of tools and molds used by many of its suppliers. The Company's three most significant suppliers, Izumi Products, Inc. ("Izumi"), Raymond International and Fourace Industries, Ltd., accounted for approximately 44% of the Company's overall cost of sales in 1996. These three suppliers' manufacturing facilities are located in China and Japan. Since purchases by Remington account for a significant portion of the overall sales of these suppliers, the Company has generally been able to negotiate favorable purchase terms. Remington has had a relationship with these suppliers for many years and management considers its present relationships to be good.

Research and Product Development

      Research and development efforts at Remington allow the Company to maintain its unique manufacturing strength in cutting systems for shavers. The Company is currently concentrating its efforts on a new premium line of shavers including foil improvements and new cutting and trimmer configurations. The Company also devotes resources to the development of new technology for women's personal care products, including hairsetters, hairdryers and curling irons.

Patents and Trademarks

      The Company owns approximately 180 patent and patent applications for both design and utility that are maintained in approximately 40 countries. The Company's patents cover electric shavers, cutting and trimming mechanisms and women's personal care products such as hairsetters, hairdryers and curling irons. In addition, the Company maintains over 300 different trade names in approximately 100 countries covering a variety of products. These trade names have resulted in the issuance of over 1,300 registered trademarks.

      As a result of the common origins of the Company and Remington Arms, the Remington mark is owned by each company with respect to its principal products as well as associated products. Thus, the Company owns the Remington mark for shavers, shaver accessories, grooming products and health care products, while Remington Arms owns the mark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between the Company and Remington Arms provided for their respective rights to use the Remington trademark on products which are not considered "principal products of interest" for either company. A separate company, Remington Licensing Corporation, owns the Remington trademark in the U.S. with respect to any overlapping uses and the Company and Remington Arms are each licensed to use the mark in their respective areas of interest. The Company retains the Remington trademark for nearly all products which it believes can benefit from the use of the brand name in the Company's distribution channels. The Company has aggressively enforced its ownership of the Remington brand name.

Competition

      The Company believes that the markets for all of its product lines are highly competitive and that competition for retail sales to consumers is based on several factors, including brand name recognition, value, quality, price and availability. Primary competitive factors with respect to selling such products to retailers are brand reputation, product categories offered, broad coverage within each product category, support and service in addition to price.

      Remington competes with established companies, several of which have substantially greater resources than those of the Company. There are no substantial regulatory barriers to entry for new competitors in the electric personal appliance industry. However, suppliers that are able to maintain, or increase, the amount of retail shelf space allocated to their respective products may gain a competitive advantage. The Company believes that the allocation of space by retailers is influenced by many factors, including brand name recognition by consumers, product quality and prices, service levels provided by the supplier and the supplier's ability to support promotions.

      The rotary shaver market is significant outside the United States. The future expansion of sales of the Company's rotary shavers outside the United States will be affected by, among other factors, the outcome of ongoing legal actions against Philips Electronics, N.V. ("Philips"). Philips holds patents and trademarks outside the United States on certain of its shaver designs that restrict the Company from entering these markets. The Company is currently challenging such trademarks and patents in the United Kingdom. During 1996, in Canada, the Company successfully challenged certain of Philips' trademarks.

Employees

      As of December 31, 1996, the Company employed approximately 1,150 people in the United States and abroad of which approximately 240 were employed part-time. None of the Company's employees are represented by a union. Remington believes relations with its employees are good.

Environmental Matters

      The Company's manufacturing operations are subject to federal, state and local environmental laws and regulations. The Company believes it is in substantial compliance with all such environmental laws which are applicable to its operations. The Company has reported to the Connecticut Department of Environmental Protection that it has detected petroleum and solvent compounds in soil and ground water samples taken from its Bridgeport facility at levels which may require further investigation or cleanup. In addition to its ongoing program of environmental compliance, the Company has provided reserves to cover the anticipated costs of remediation which may be necessary at its Bridgeport facility. The Company believes that the costs for any remediation activities which are eventually undertaken would not be material to the Company's financial position and results of operations.

International Operations and Distribution

Remington's international operations (excluding export sales from the U.S.) generated approximately 39%, 36% and 33% of the Company's net sales in 1996, 1995 and 1994, respectively. The Company's international network of subsidiaries and distributors currently extends to over 85 countries worldwide. The Company markets products throughout Europe, the Middle East, Africa, Asia and a portion of South America through its subsidiary in the United Kingdom, and distributes products to Japan, Central America and the remainder of South America from its United States headquarters. The Company distributes its products directly in the United Kingdom, Australia, Canada, Germany, France, New Zealand and Ireland. In all other parts of the world the Company distributes its products through strategic alliances with local distributors. Remington enjoys leading market positions in many personal grooming products in the United Kingdom and Australia, while also having a market presence in Canada. As in the United States market, the primary asset of the Company's international operations is the

Remington brand name.

      The Company distributes products internationally through electric product stores, drug stores, specialized shaver shops, catalog showrooms, department stores, mail order and television and the Company's service stores. As in the United States, Remington has established direct relationships with many of the leading international retailers.

      Additional financial information relating to Remington's international operations is set forth in Note 14 (Geographic Information) of the "Notes to Consolidated Financial Statements" of the Company appearing elsewhere herein.

ITEM 2. Properties

      The Company's executive offices and sole manufacturing facility are located at 60 Main Street, Bridgeport, Connecticut, 06604. The following is additional information concerning the principal facilities of the Company.

Facility                 Function                               Square Feet
--------                 --------                               -----------

Bridgeport, CT           Headquarters (Owned)                       40,000
Bridgeport, CT           Manufacturing (Owned)                     167,000
Milford, CT              Warehouse (Leased)                        100,000
Northampton, England     Office and Warehouse (Leased)              52,000

      In addition to these properties, Remington leases offices and warehouse space in Canada, United Kingdom, Germany, France, Australia and New Zealand, and 96 service stores, of which 84 are in the United States, nine are in the United Kingdom and three are in Australia.

ITEM 3. Legal Proceedings

      The Company and Philips are engaged in litigation in the United Kingdom relating to certain trademarks and designs issued to Philips relating to Philips' triple head rotary shaver. In these proceedings, Philips alleged infringement of its trademarks and designs by the Company and the Company counter-claimed that Philips' trademark and design registrations are invalid. Related litigation in Canada initiated by the Company with respect to Philips' trademarks was determined in favor of the Company in 1996. The costs of the U.K. litigation are, in certain circumstances, shared with Izumi, the Company's supplier of rotary shavers. Izumi is also pursuing actions against Philips in Sweden to contest the validity of certain of Philips' trademarks. If such litigation is determined adversely to the Company or Izumi, the Company's ability to sell rotary shavers in such countries could be limited or prohibited. In 1996, the Company's net sales of rotary shavers in Europe were not material.

      In October 1996, the Company and its wholly owned United Kingdom subsidiary ("Remington UK"), settled all litigation with Braun AG, Braun (UK) Limited and Braun Inc. which was pending in the United Kingdom Patent Court and the U.S. District Court for the District of Massachusetts. The litigation, which was commenced against Remington UK in July 1995 and against the Company in January 1996, alleged that Remington UK infringed several United Kingdom patents owned by Braun relating to a volumizing attachment and pulsating attachment packaged with certain hairdryers sold by Remington UK and that the Company infringed a U.S. patent corresponding to the UK patent relating to the same volumizing attachment. The settlement, which had no material effect on the Company's financial position or results of operations, required certain minor modifications in the volumizing attachment and granted to the Company a license on the pulsating attachment.

      In December 1996, a suit was filed against the Company and Pentalpha Enterprises, Ltd., in the U.S. District Court for the Eastern District of California by Dickson Industries Co., Ltd. and Charles W. Howard. The suit alleges that the Company infringed a patent owned by Mr. Howard, which was licensed to Dickson, relating to certain curling irons sold by the Company and manufactured by Pentalpha. Plaintiffs are seeking a temporary injunction to prohibit the Company from selling the allegedly infringing curling irons and damages. The parent company of Pentalpha has agreed to indemnify the Company for all losses and expenses arising from the claimed infringement. The Company has denied that the curling irons in question infringes the patent and intends to defend the action fully and vigorously.

      The Company is a party to other lawsuits and administrative proceedings that arose in the ordinary course of business. Although the final results in such suits and proceedings cannot be predicted, the Company presently believes that any liability that may ultimately result will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Securities Holders

      No matters were submitted to a vote of securities holders.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information

      All of the Company's outstanding equity securities are privately held.

(b) Holders

      As of March 1, 1997, there were six holders of the common equity securities of the Company.

(c) Dividends

      No cash distributions have been made on the common and preferred equity of the Company since the Closing Date. Prior to the reorganization, the Company operated as a general partnership and cash distributions were made to the partners. In addition, the Company's long-term debt arrangements, which are discussed in note 7 of the "Notes to Consolidated Financial Statements" of the Company appearing elsewhere herein, significantly restrict the payment of dividends.

(d) Recent Sales of Unregistered Securities

      On the Closing Date, in connection with the Reorganization, the Company issued a total of $62 million 12% Series A Preferred Equity to the Vestar Members and RPI and 77,420 common units at a price of $100 per unit to the Vestar Members, RPI and certain Management Investors in private transactions exempt from registration under Rule 701 of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

      The following table summarizes selected financial information and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and accompanying notes thereto appearing elsewhere herein (in thousands):

                           Successor                                         Predecessor
                           ---------     ----------------------------------------------------------------------------------------
                           31 Weeks       21 Weeks          Year Ended            3 Months      Year        2 Months    10 Months
                            Ended          Ended            December 31,           Ended        Ended        Ended        Ended
                           Dec. 31,       May 23,      ---------------------      Dec. 31,     Sept. 30     Sept. 30     July 25
                            1996           1996          1995         1994         1993         1993         1992         1992
                          ---------      --------      --------     --------     --------     --------     --------     ---------
Statement of
Operations Data:
Net sales                 $ 185,286      $ 56,713      $255,323     $261,446     $ 71,152     $156,665     $ 32,456     $ 128,908
Operating  income
  (loss)                     12,508       (16,951)       26,516       21,228        5,459        7,681        4,187         2,294
Interest expense             12,164         2,228         7,604        6,414        1,248        4,066        1,340         8,246
Net income (loss)            (3,172)      (18,191)       17,240       14,725        4,024        3,021        2,559        (9,531)
Balance Sheet Data
(at period end):
Working capital           $  77,860           N/A      $ 47,223     $ 62,862     $ 70,164     $ 46,935     $  1,603       (59,441)
Total assets (1)            214,823           N/A       170,922      160,543      175,567      107,027      115,679        73,081
Total debt                  171,631           N/A        56,990       55,093       71,931       41,743       45,997        62,414
Cumulative  Preferred
 Equity
Dividend (2)                  4,576

----------
(1) The significant increase in assets is a result of the acquisition of the assets and liabilities of Clairol's personal care appliance business in December 1993.
(2) Dividend payments are subject to restrictions by the terms of the Company's debt agreements.
ITEM 7.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

Overview

      The Company manufactures and markets men's and women's electrical shavers and personal care appliances. In addition to its U.S. merchandising and manufacturing operations, the Company has merchandising subsidiaries in the United Kingdom, Canada, Germany, Australia and New Zealand and a branch office in France. The Company markets products throughout Europe, the Middle East, Africa, Asia and a portion of South America through its subsidiary in the United Kingdom and distributes products to Japan, Central America and the remainder of South America from its U.S. headquarters.

      In 1995, the Company's prior owners initiated efforts to sell the Company. The Company received several proposals from interested parties other than Vestar but was unable to reach a definitive agreement at a price and on terms acceptable to both RPI and Remsen. The Reorganization represents the culmination of this sale process. As a result of this sale process, the Predecessor Company incurred and expensed bonuses, contract termination and closing costs in the amount of $10.9 million and $0.8 million during 1996 and 1995, respectively.

Results of Operations

      The following table sets forth the Company's statement of operations, including its net sales by its U. S. operations (including export sales from the U.S.), U.S. service stores, and international operations (including service stores in Canada, the United Kingdom and Australia) and the Company's results of operations as a percentage of net sales for the twelve months ended December 31, 1996 and the years ended December 31, 1995 and 1994. To facilitate comparison of the operating results of the periods set forth below, results of operation for the twelve months ended December 31, 1996 were obtained by combining, without adjustment, the results of operations of the predecessor company from January 1, 1996 to May 23, 1996 (the "Predecessor Period") with those of the Company for the period from May 24, 1996 to December 31, 1996 (the "Successor Period"). The discussion should be read in connection with the Financial Statements and accompanying notes thereto appearing elsewhere herein.

                                Predecessor and Successor            Predecessor
                                -------------------------            -----------
                                   12 Months Ended             Year Ended December 31,
                                  December 31, 1996           1995                  1994
                                  -----------------     -----------------    ------------------
                                   $           %          $          %         $            %
                                 ------      ------     ------     ------    ------      ------
 Net Sales:
    U.S                          $113.2        46.7     $131.2       51.4    $143.8        55.0
    U.S. service stores            33.7        13.9       32.9       12.9      32.4        12.4
    International                  95.1        39.4       91.2       35.7      85.2        32.6
                                 ------      ------     ------     ------    ------      ------
                                  242.0       100.0      255.3      100.0     261.4       100.0
 Cost of sales                    152.7        63.1      143.2       56.1     150.1        57.4
                                 ------      ------     ------     ------    ------      ------
 Gross profit                      89.3        36.9      112.1       43.9     111.3        42.6
 Selling, general and
 administrative                    91.9        37.9       83.9       32.9      88.5        33.9
 Intangible amortization            1.9         0.8        1.7        0.6       1.6         0.6
                                 ------      ------     ------     ------    ------      ------
 Operating income (loss)           (4.5)       (1.8)      26.5       10.4      21.2         8.1

 Interest expense                  14.4         5.9        7.6        3.0       6.4         2.5
 Other expense (income)             0.3         0.1        0.4        0.2      (1.0)        0.4
                                 ------      ------     ------     ------    ------      ------

 Income (loss) before income
  taxes                           (19.2)       (7.9)      18.5        7.2      15.8         6.0

 Provision for income
taxes                               2.2         0.9        1.3        0.5       1.1         0.4
                                 ------      ------     ------     ------    ------      ------

 Net income (loss)               $(21.4)       (8.8)    $ 17.2        6.7    $ 14.7         5.6
                                 ======      ======     ======     ======    ======      ======

Twelve Months December 31, 1996 compared to the year ended December 31, 1995

      Net Sales. Net sales for the year ended December 31, 1996 were $242.0 million compared to $255.3 million for the previous year, a decrease of 5.0%. The decrease in net sales in 1996 was due to a decline in net sales in the United States to $113.2 million in 1996 from $131.1 million in 1995 and was partially offset by a 4.0% increase in international net sales to $95.1 million in 1996 from $91.2 million in 1995.

      Net sales in the United States were down 14% primarily as a result of a decline in hair dryer sales due to competitive pricing and the late arrival of certain new curling irons which delayed introduction past the key fall season. In addition, lower average pricing of shaver products and inventory reduction programs instituted by certain major retailing customers also negatively impacted sales in 1996.

      Net sales through the Company's U.S. service stores increased 2.0% to $33.7 million in 1996 from $32.9 million in 1995. Same store sales declined 1.2% from 1995 to 1996. The decrease in same store net sales was due to a decision to eliminate certain knife product offerings and the impact of five fewer shopping days in the Thanksgiving to Christmas holiday selling season. Sales increased overall due to the opening of 4 permanent stores and 12 seasonal stores for a total of 88 stores open through the 1996 holiday shopping season. The seasonal stores were operated on a temporary basis with no future lease commitment and 8 were closed before 12/31/96.

      International net sales increased 4.0% to $95.1 million in 1996 from $91.3 million in 1995. Most of this increase occurred in Australia which increased 22.4% in 1996 as a result of volume increases across most product lines and the acquisition of a chain of 3 service stores in July 1996. Net sales in the United Kingdom increased 5.1% in 1996 due to strong sales of personal care products which more than offset a modest decline in shaver and accessory sales. These results were somewhat offset by lower net sales in Germany and Canada due to continued weakness in the German economy and the bankruptcy of Canada's largest customer in July 1996.

      Gross Profit. Gross profit decreased to $89.3 million, or 36.9% of net sales, in 1996 from $112.1 million or 43.9% of net sales in 1995. The largest factor contributing to the decline in margin was the lack of new shaver product offerings in the U.S., which resulted in reduced selling prices on certain shaver lines and higher costs associated with promotional gifts. Margins were down slightly in the United Kingdom, Germany and Canada, but were offset by strength in Australia. In addition, approximately 2.0% of the gross profit margin percentage decline is due to inventory valuation adjustments.

      Selling, General and Administrative. Selling, general and administrative expenses increased to $91.9 million in 1996, or 37.9% of net sales, from $83.9 million, or 32.9% of net sales in 1995. The increase was primarily due to the $10.9 million in non-recurring expenditures related to the Reorganization. In addition, advertising expenses decreased due to the year to year difference in new product introductions and selling and marketing expenses increased slightly due to costs associated with new service stores.

      Operating Income (Loss). Operating income decreased to a loss of $(4.5) million, or (1.8)% of net sales, in 1996 from income of $26.5 million, or 10.4% of net sales, in 1995.

      Interest Expense. Interest expense increased to $14.4 million in 1996 from $7.6 million in 1995. Approximately $8.7 million of this increase is due to the new senior subordinated notes issued May 23, 1996. The remaining difference is primarily attributable to lower rates on the refinanced term and revolving credit borrowings.

      Provision for Income Taxes. The provision for income taxes was $2.2 million in 1996 as compared to $1.3 million in 1995. The 1996 provision for foreign income taxes increased by $0.8 million primarily due to the benefit in 1995 from the utilization of foreign net operating loss carryforwards and the reversal of valuation allowances on foreign deferred tax asset balances.

Year Ended December 31, 1995 compared to Year Ended December 31, 1994

      Net Sales. Net sales for the year ended December 31, 1995 were $255.3 million compared to $261.4 million for the previous year, a decrease of 2.3%. The decrease in net sales in 1995 was due to a decline in net sales in the United States to $131.2 million in 1995 from $143.8 million in 1994, partially offset by a 7.0% increase in international net sales to $91.2 million in 1995 from $85.2 million in 1994. The decline in the United States was almost entirely attributable to a decrease in electric shaver and shaver accessory sales. Management believes that this decrease was a result of: (I) a decline in the net sales to certain of the Company's smaller customers due to uncertainty regarding the Company's ownership status, (ii) a conservative buying policy on the part of many of the Company's customers who anticipated a disappointing Christmas retail season, and (iii) a reduction in net sales to Wal-Mart principally due to a reduction by Wal-Mart in its inventory levels and the consolidation of the number of its warehouses stocking shavers. Despite these inventory management initiatives, Wal-Mart point of sale data indicate that retail sales of the Company's products increased approximately 17% in 1995 from 1994.

      Net sales through the Company's U.S. service stores increased to $32.9 million in 1995 from $32.4 million in 1994, an increase of 1.5%. Same store sales increased 7.1% from 1994 to 1995. The increase in same store net sales was offset by the closing of six stores with one new store opening in 1995 and the discontinuation of a direct mail catalog that was distributed in 1994.

      International net sales increased 7.0% to $91.2 million in 1995 from $85.2 million in 1994. Most of this increase occurred in the United Kingdom as a result of the opening of two new service stores in 1995, an increase in net sales to United Kingdom export markets and the strengthening of the Pound Sterling relative to the U.S. dollar. Substantial increases in net sales of women's personal care products and men's grooming products more than offset a modest decline in shaver and accessory sales.

      Gross Profit. Gross profit increased to $112.1 million, or 43.9% of net sales, in 1995 from $111.3 million, or 42.6% of net sales, in 1994 despite the decline in worldwide net sales. The increase in gross profit was primarily attributable to the elimination of certain charges incurred in 1994, including:
(i) a $2.2 million inventory writedown of a discontinued product, (ii) approximately $1.5 million of air freight expenses incurred due to manufacturing delays that occurred at a former supplier, and (iii) close-out sales of Clairol branded products prior to changing the brand name to Remington. These eliminations were offset in part by a decrease in gross profit due to the increased percentage of net sales generated by women's personal care products, which typically sell at lower gross margins than the Company's traditional shaver products.

      Selling, General and Administrative. Selling, general and administrative expense decreased to $83.9 million, or 32.9% of sales in 1995 from $88.5 million, or 33.9% of sales in 1994. This decrease was primarily attributable to a $2.9 million reduction in advertising expenditures during the 1995 Christmas retail season as a result of below-normal purchases by the Company's customers in anticipation of disappointing Christmas retail sales in the United States. Decreases in general and administrative expenses were the result of headcount reductions and purchasing efficiencies on certain services.

      Operating Income. Operating income increased to $26.5 million, or 10.4% of net sales, in 1995 from $21.2 million, or 8.1% of net sales, in 1994.

      Interest Expense. Interest expense increased to $7.6 million in 1995 from $6.4 million in 1994. Approximately $0.8 million of this increase was primarily due to an increase in interest rates in 1995 from 1994. In addition, average borrowings increased in 1995 by $4.2 million due to an approximate $13.2 million increase in average inventories. Average inventories were higher in 1995 due to the aforementioned decline in net sales which occurred after production schedules and inventory purchases had been committed.

      Provision for Income Taxes. The provision for income taxes was $1.3 million in 1995 as compared to $1.1 million in 1994. The 1995 provision for foreign income taxes was reduced by $1.3 million due to utilization of foreign net operating loss carryforwards and an additional $0.6 million for the reversal of valuation allowances on 1995 foreign deferred tax asset balances. Due to improvements in operating performance at the Company's United Kingdom subsidiary, management believes such deferred tax assets are likely to be realized in future periods.

Effects of Changes in Exchange Rates

      The Company's results of operations are affected by changes in exchange rates as the Company prices its products in Europe, Canada and Australia in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of the product costs are U.S. dollar denominated. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company and, conversely, an increase in the value of the U.S. dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company takes precautions against these fluctuations by entering into foreign exchange forward contracts, which, in effect, lock in the cost for products the Company's foreign subsidiaries purchase. The Company experienced a $1.5 million unrealized loss as of December 31, 1996 related to marking certain forward contracts to market. This loss was somewhat offset by realized and unrealized transaction gains.

Liquidity and Capital Resources

      During the twelve-month period ended December 31, 1996 and the years ended 1995 and 1994, the Company generated approximately $6.0 million, $0.7 million and $14.8 million, respectively, in cash from operating activities. The increase in 1996 net cash flows from operating activities is principally due to a decrease in receivables of $13.8 million, increases in accounts payable of $6.6 million and accrued liabilities of $9.8 million offset by an increase in inventory of $10.9 million during 1996 as compared to 1995. The decrease in receivables and increase in inventories is largely due to the lower sales levels in 1996.

      The Company's operations are not capital intensive. During 1996, 1995 and 1994, the Company purchased property, plant and equipment of $3.7 million, $3.3 million and $4.4 million, respectively. The Company's 1997 capital expenditure budget is $7.0 million, of which approximately $3.0 million will be used for purchases of tools and molds for new products.

      During 1996, the Company repaid aggregate principal amounts on term loans of $4.6 million (not including a $2.5 million net reduction in term loans outstanding as a result of the

Reorganization). During 1995 and 1994, the Company repaid $13.6 million and $3.5 million, respectively, with cash generated from operations or increases in net borrowings under the Company's revolving credit agreements.

      The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement provides for $70 million in Revolving Credit Facilities and $10 million in Term Loans. The Term Loans are repayable quarterly over six years. Borrowings under the Revolving Credit Facilities mature in six years. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

Seasonality

      Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives more than 40% of its annual net sales in the fourth quarter of each year. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year. In addition, Christmas orders from retailers are often made late in the year, making forecasting of production schedules and inventory purchases difficult. Any adverse change in the Company's results of operations in the fourth quarter would have a material adverse effect on the Company's financial condition and results of operations.

Inflation

      In recent years, inflation has not had a material impact upon the results of the Company's operations.

ITEM 8. Financial Statements and Supplementary Data

      The Company's financial statements and supplementary data are included elsewhere herein as outlined on page F-1.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

                                    PART III

ITEM 10. Directors and Executive Officers.

      The following table sets forth certain information (ages as of March 15, 1997) with respect to individuals who are members of Remington's Management Committee and each executive officer of the Company.

         Name              Age      Positions and Offices
         ----              ---      ---------------------

Neil P. DeFeo              50       Chief Executive Officer, President and
                                    Director of Remington

Alexander R. Castaldi      46       Executive Vice President and Chief Financial
                                    Officer

Lawrence D. Handler        51       President, Remington Service Stores

Geoffrey L. Hoddinott      53       Vice President, Remington Europe,
                                    Africa & Middle East

H. Graham Kimpton          61       Vice President, Remington Australia
                                    & Asia

Michael A. Linton          40       Vice President, Marketing

Allen S. Lipson            54       Vice President, Administration,
                                    General Counsel and Secretary of
                                    Remington

Jack W. Waller             51       Vice President, Manufacturing

Victor K. Kiam, II         70       Chairman and Director of Remington

Norman W. Alpert           38       Director of Remington

William B. Connell         56       Director of Remington

Victor K. Kiam, III        37       Vice President Corporate
                                    Development and Director of
                                    Remington

Kevin A. Mundt             43       Director of Remington

Arthur J. Nagle            58       Director of Remington

Daniel S. O'Connell        42       Director of Remington

Robert L. Rosner           37       Director of Remington

      Neil P. DeFeo has served as President, Chief Executive Officer and a Director of the Company and President and a director of Capital since January 1997. From 1993 to 1996, Mr. DeFeo was Group Vice President, U.S. Operations for The Clorox Company. For over 20 years prior to 1993, Mr. DeFeo worked for Procter & Gamble in various executive positions, including Vice President and Managing Director, Worldwide Strategic Planning, Laundry and Cleaning Products from 1990 to 1993.

      Alexander R. Castaldi has been the Executive Vice President and Chief Financial Officer of the Company since November 1996. From 1995 to 1996, Mr Castaldi was Vice President and Chief Financial Officer of Uniroyal Chemical and from 1990 to 1995, he was Senior Vice President and Chief Financial Officer of Kendall International, Inc. Mr Castaldi is a director of Freedom Chemical Inc.

      Lawrence D. Handler, has been President, Remington Service Stores, since

June 1996 and was Vice President and Chief Financial Officer of the Service Stores from January 1995 when he joined the Company until June 1996. From January 1994 until December 1994, Mr. Handler was a private financial consultant, specializing in retail operations and from May 1993 until December 1993 he was Vice President and Chief Financial Officer of Terrific Promotions, Inc. From March 1992 until May 1993, he was Vice President and Controller of Value Merchants, Inc.

      Geoffrey L. Hoddinott is Vice President, Remington Europe, Africa & Middle East. Mr. Hoddinott has been managing director of the United Kingdom operation since he joined the Company in November 1981.

      H. Graham Kimpton is Vice President, Remington Australia & Asia. Mr. Kimpton joined the Company in April 1988 and has been managing the Australian/New Zealand operation since that time.

      Michael A. Linton, was appointed Vice President Marketing in March 1997. Prior to joining the Company, he was with James River Corporation since 1993 as Marketing Director and most recently as Vice President, General Manager, Towel and Tissue Category. From 1987 to 1993, Mr. Linton held various positions with Progressive Insurance Company, including Division General Manager and Assistant Vice President.

      Allen S. Lipson is Vice President, Administration, General Counsel and Secretary of Remington and has been Secretary and a director of Capital since May 1996. Mr. Lipson has been the General Counsel of the Company since October 1988.

      Jack W. Waller joined Remington in 1993 as Vice President, Manufacturing. From 1988 to 1993, Mr. Waller was Vice President Operations at Corbin/Russwin, a Black & Decker company.

      Victor K. Kiam, II has served as Chairman since 1979 and served as Chief Executive Officer of the Company from 1979 to 1996. Mr. Kiam is a director of Citadel Computer Inc.

      Norman W. Alpert has been a Director of Remington since May 1996. Mr. Alpert is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of International AirParts Corporation and a director of Aearo Corporation, Clark-Schwebel, Inc., Prestone Products Corporation and Russell Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest.

      William B. Connell has been a Director of Remington since 1990. Mr. Connell is currently Chairman of EBD Holdings, Inc., a private venture capital group. Mr. Connell previously served as Vice Chairman of Whittle Communications, L.P. from 1992 to 1994 and served as its President and Chief Operating Officer from 1990 to 1992. In addition to Remington, Mr. Connell is currently a director of Baldwin Piano & Organ Company, Dolphin Software, Inc., EDB Holdings, Inc. and New Day Schools, Inc. and is currently a member of the management committee of College View.

      Victor K. Kiam, III is Executive Vice President of RPI Corp. and has been a Director of Remington since 1992. Mr. Kiam was with the Company since 1986 and has held a variety of positions in manufacturing, sales and marketing. He was promoted to Vice President in 1990. Mr. Kiam ceased to be employed by the Company in May 1996, although he remains an officer. He is the son of Victor K. Kiam, II.

      Kevin A. Mundt has been a Director of Remington since July 1996. Mr. Mundt is co-founder and has been Managing Director of Corporate Decisions, Inc. since its inception in 1983. Mr. Mundt is a director of Prestone Products Corporation, a company in which Vestar or its affiliates have a significant equity interest.

      Arthur J. Nagle has been a Director of Remington since May 1996. Mr. Nagle is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Aearo Corporation, Chart House Enterprises, Inc., Clark-Schwebel, Inc., La Petite Holdings Corporation, Prestone Products Corporation, Russell-Stanley Corporation and Super D Drugs, Inc., all companies (other than Chart House Enterprises, Inc.) in which Vestar or its affiliates have a significant equity interest.

      Daniel S. O'Connell has been a Director of Remington since May 1996. Mr. O'Connell is founder and the Chief Executive Officer of Vestar Capital Partners. Mr. O'Connell is a director of Anvil Knitwear, Inc., Aearo Corporation, Clark-Schwebel, Inc., Pinnacle Automation, Inc., Prestone Products Corporation and Russell-Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest.

      Robert L. Rosner has been a Director of Remington since May 1996. Mr. Rosner is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Rosner is a director of Prestone Products Corporation and Russell-Stanley Corporation, both companies in which Vestar or its affiliates have a significant equity interest.

ITEM 11. Executive Compensation

Compensation of Executive Officers

      The following Summary Compensation Table includes individual compensation information for each individual who served in the position of the Company's Chief Executive Officer ("CEO") during 1996 and each of the four other most highly compensated executive officers of the Company during each of the years ended December 31, 1995 and 1996 who were serving as executive officers of the Company at the end of 1996 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company or its subsidiaries during 1996.

                                                Annual Compensation              All Other
Name and Principal Position              Year      Salary ($)  Bonus ($)(1)   Compensation ($)
---------------------------              ----      ----------  ------------   ----------------

F. Peter Cuneo, President, CEO           1996       418,200        --            6,156(3)
    and Director(2)                      1995       394,078     225,200          6,156(3)

Victor K. Kiam, II, Chairman(4)          1996       384,600        --           63,234(5)
                                         1995     1,000,000        --          109,469(5)

James J. Vatrt ,Pres., Sales             1996       210,900        --            3,902(7)
    & Marketing, North America(6)        1995       196,617      85,920          2,871(7)

Allen S. Lipson, VP, Administration      1996       188,900        --            5,521(8)
    General Counsel & Secretary          1995       175,986      69,756          4,153(8)

Jack W. Waller, VP, Manufacturing        1996       174,100        --            2,968(9)
                                         1995       163,048      74,316          2,838(9)

Geoffrey L. Hoddinott, VP, Remington     1996       129,600      54,768         13,906(11)
    Europe, Asia and Middle East(10)     1995       118,400      68,956          9,440(11)

----------
(1) Bonus amounts shown are those accrued for and paid in or after the end of the year.

(2) Mr. Cuneo ceased to be employed by the Company in January 1997.

(3) The amounts shown include Company matching contributions to the Company's 401 (k) Employee Savings Plan of $2,250 and 1,925 in 1996 and 1995 and disability insurance premium payments of $3,906 and $4,231 in 1996 and 1995.

(4) Mr. Kiam relinquished his title of Chief Executive Officer on May 23, 1996.

(5) The amount shown includes insurance and premiums on life and disability insurance policies of $ 48,069 and $48,068 in 1996 and 1995, medical payments under an executive medical reimbursement plan of $15,165 and $26,401 in 1996 and 1995 and automobile-related expenses of $35,000 in 1995.

(6) Mr. Vatrt ceased to be employed by the Company in March 1997.

(7) The amounts shown include Company matching contributions to the Company's 401 (k) Employee Savings Plan of $3,145 and $1,925 for 1996 and 1995 and disability insurance premium payments of $ 757 and $946 for 1996 and 1995.

(8) The amounts shown include Company matching contributions to the Company's 401 (k) Employee Savings Plan of $ 3,738 and $1,925 for 1996 and 1995 and disability insurance premium payments of $3,738 and $2,228 for 1996 and 1995.

(9) The amounts shown include Company matching contributions to the Company's 401 (k) Employee Savings Plan of $2074 and $1,720 for 1996 and 1995 and disability insurance premium payments of $895 and $1,118 for 1996 and 1995.

(10) Mr. Hoddinott is employed by the Remington Consumer Products, Ltd., the Company's wholly-owned subsidiary located in the United Kingdom. (11) The amounts shown include automobile related expenses of $13,278 and $4,240 in 1996 and 1995 and medical insurance premium payments of $626 and $520 for 1996 and 1995.

Compensation of Directors

      Messrs. William B. Connell and Kevin A. Mundt, Directors of the Company, each receive annual compensation of $20,000 payable quarterly for services in such capacity. No other Director of the Company receives any compensation for services in such capacity. Each of the Directors of Remington are reimbursed for out-of-pocket expenses incurred in connection with attending meetings.

Compensation Committee Interlocks and Insider Participation

      The compensation committee of the Management Committee of Remington is comprised of Messrs. Arthur J. Nagle, Robert L. Rosner and Victor K. Kiam, III. None of these individuals, other than Mr. Kiam, was an officer of or employed by the Company. Mr. Kiam was employed by the Company prior to the Reorganization.

Other Arrangements

      Change of Control and Severance Arrangements. In June 1995, the Company entered into change of control agreements with various employees, including Messrs. Vatrt, Lipson, Waller and Hoddinott, whereby such employees would receive cash bonuses upon a sale of the Company and would also be entitled to salary continuation for a specified period if their employment was terminated within one year after such change of control. The agreements further provide that any employment agreement then existing between the Company and the employee would terminate upon the payment of such cash bonus. Pursuant to such agreements, at the Closing Date, cash payments of $550,411, $452,123, $420,671 and $157,260 were paid to Mr. Vatrt, Mr. Lipson, Mr. Waller and Mr. Hoddinott, respectively. Messrs. Cuneo, Vatrt, Waller, Lipson, and Hoddinott are each entitled to 12 months of salary continuation in the event their employment is involuntarily terminated other than for cause during the 36 months immediately following the Closing Date.

      Cuneo Stock Option. Pursuant to the terms of an employment agreement between the Company and F. Peter Cuneo dated April 23, 1993, Mr. Cuneo was employed as the President and Chief Operating Officer of the Company and was granted by the Company an option to purchase 2.5% of the common equity of the Company exercisable immediately prior to the sale of the Company or the sale of more than a 51% equity interest in the Company. The exercise price of the option was an amount equal to 2.5% of the net worth of the Company as of April 23, 1993. In April 1996, the employment agreement was amended to provide that upon the consummation of the Reorganization, Mr. Cuneo would receive a cash payment of $3.35 million in payment of his option and, upon payment of such amount, the employment agreement would terminate. The cash payment due to Mr. Cuneo on the Closing Date was paid by the Company and reduced the amount distributed to Remsen and RPI.

Bonus Plan

      The Company has an annual bonus plan (the "Bonus Plan") which is designed to motivate each employee participant. Approximately 125 employees in the United States and 125 employees in the international operations participate in the Bonus Plan. Under the Bonus Plan, each participating employee is assigned a target bonus award, representing up to 50% of his or her annual base salary that will be paid if predetermined performance goals are achieved. Future performance goals for the various areas of the Company will be established by the Compensation Committee of the Company.

Management Equity Participation

      In connection with the Reorganization, the Company: (i) entered into management subscription agreements with certain of the Management Investors (the "Management Subscription Agreements") for the purchase of Common Units, (ii) issued options for the purchase of Common Units to certain other Management Investors (the "Management Options"), and (iii) will adopt an Incentive Option Plan (the "Incentive Option Plan") to provide for the grant of options ("Incentive Options") to purchase the Company's Common Units from time to time.

      Purchased Units. On the Closing Date, certain of the Management Investors purchased an aggregate of $0.86 million of Common Units representing, in the aggregate, 11.13% of the common equity (10.77% on a fully diluted basis) of the Company. Upon the termination of employment of the holder, the purchased Common Units are subject to certain call provisions exercisable by the Company and certain put provisions exercisable by the holder.

      Management Options. In connection with the Reorganization, the Company granted to certain Management Investors the Management Options to purchase, in the aggregate, approximately 3.23% of the fully diluted common equity of the Company at an aggregate exercise price of approximately $0.26 million (the equivalent per Common Unit subscription price of the purchased Common Units). The Management Options and the Common Units purchased upon the exercise thereof are subject to similar rights and restrictions as contained in the Management Subscription Agreements. The exercise price of the Management Options is $100 per share, the fair market value of the Common Units at the Closing Date. In November 1996, the Company granted to Mr. Castaldi an option to purchase 1,623 Common Units at $100 per share, subject to substantially the same rights and restrictions as contained in the Management Subscription Agreements.

401(k) Plan

      The Company maintains a savings plan (the "Savings Plan") qualified under Sections 401 (a) and 401(k) of the Internal Revenue Code. Generally, all employees of the

Company in the United States who have completed one year of service are eligible to participate in the Savings Plan. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company makes a matching contribution of 40% of the first 5% of annual compensation contributed. The maximum contribution for any participant for any year is 15% of such participant's eligible compensation.

UK Pension Plan

      Remington Consumer Products, Limited, the Company's wholly owned United Kingdom subsidiary, maintains a contributory defined benefit pension plan for all employees. The following table sets forth the estimated annual benefits payable under the plan at age 65 to persons in specified compensation and years-of-service classifications, based on straight-life annuity form of retirement income.

                               Pension Plan Table

                                     Years of Service
                    ------------------------------------------------------
Remuneration             10             15              20              25

     100,000        $20,000        $30,000        $ 40,000        $ 50,000
     125,000         25,000         37,500          50,000          62,500
     150,000         30,000         45,000          60,000          75,000
     175,000         35,000         52,500          70,000          87,500
     200,000         40,000         60,000          80,000         100,000
     250,000         50,000         75,000         100,000         125,000
     300,000         60,000         90,000         120,000         150,000

----------
All amounts shown above have been converted to US dollars and are not not subject to any offsets. The annual benefit under the pension plan is based upon highest average pension compensation received during any consecutive three years during the ten years immediately prior to retirement and years of credited service. Pension compensation for a particular year as used for the calculation of retirement benefits includes salaries and annual bonuses. As of December 31, 1996, Mr. Hoddinott, the only Named Executive Officer covered under the plan, had 15 years of credited service .

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      Set forth below is certain information regarding the ownership of the Preferred Equity and Common Units of Remington by each person known by Remington to beneficially own 5.0% or more of the outstanding interests of either the Preferred Equity or Common Units, each Director and Named Executive Officer and all Directors and executive officers as a group as of March 15, 1997. Except as indicated below, the address for each of the persons listed below is c/o Remington Products Company, L.L.C., 60 Main Street, Bridgeport, Connecticut, 06604.

                                                      Preferred Equity             Common Units
Name                                             Capital (1)    Percentage      Number    Percentage
----                                             -----------    ----------      ------    ----------
Vestar Equity Partners (2)(3)                    $30,000,000       48.4%        34,400       44.4%
   245 Park Avenue, 41 st Floor
   New York, New York 10167
RPI Corp. (3)                                    32,000,000        51.6%        34,400       44.4%
   350 Fifth Avenue, Suite 5408
   New York, New York 10 1 18
F. Peter Cuneo (3)                                    0            0.0%          3,200        4.1%
James J. Vatrt (3)                                    0            0.0%          1,500        1.9%
Allen S. Lipson (3)                                   0            0.0%          1,500        1.9%
Jack W. Waller (3)                                    0            0.0%          1,500        1.9%
Victor K. Kiam, II (3)(4)                        32,000,000        51.6%        34,400       44.4%
Norman W. Alpert (5)                             30,000,000        48.4%        34,400       44.4%
Arthur J. Nagle (5)                              30,000,000        48.4%        34,400       44.4%
Daniel S. O'Connell (5)                          30,000,000        48.4%        34,400       44.4%
Robert L. Rosner (5)                             30,000,000        48.4%        34,400       44.4%
Directors and executive officers as a group
   (12 persons)                                 $62,000,000       100.0%        72,720       93.9%

----------
     (1) Amounts, in dollars, represent the capital contribution to the Preferred Equity beneficially owned by each person and entity set forth below. The Preferred Equity has not been denominated in units or other shares.
     (2) Vestar's interest in the Company is owned by the Vestar Members, which are controlled by Vestar. The Vestar Members have assigned a portion of their interests in the Company to certain coinvestors, although such co-investors will not directly hold any Common Units. The general partner of Vestar is Vestar Associates L.P., a limited partnership whose general partner is Vestar Associates Corporation ("VAC"). In such capacity, VAC exercises sole voting and investment power with respect to all of the equity interests held of record by the Vestar Members. Messrs. Alpert, Nagle, O'Connell, and Rosner, who are Directors of Remington, are affiliated with Vestar in the capacities described under Item 10 Directiors and Executive Officers, and are stockholders of VAC. Individually, no stockholder, director or officer of VAC is deemed to have or share such voting or investment power within the meaning of Rule 13d-3 under the Exchange Act. Accordingly, no part of the Preferred Equity or Common Units is beneficially owned by Messrs. Alpert, Nagle, O'Connell or Rosner or any other stockholder, director or officer of VAC.
     (3) The Vestar Members, RPI and Messrs. Cuneo, Vatrt, Lipson and Waller have entered into the LLC Agreement which gives Vestar effective control over the management of the Company.
     (4) Mr. Kiam's interest in the Company is owned by RPI. The shareholders of RPI are Mr. Kiam and two Kiam family trusts. Mr. Kiam is a trustee of each of these trusts. Mr. Kiam disclaims beneficial ownership of the shares of Remington owned by RPI. The address of Mr. Kiam is 11097 Isle Brook Court, West Palm Beach, Florida, 33414.
     (5) Messrs. Alpert, Nagle, O'Connell and Rosner are affiliated with Vestar in the capacities described in Item 10 Directors and Executive Officers. Ownership of Remington equity interests for these individuals includes the $30,000,000 of Preferred Equity and 34,440 Common Units included in the above table beneficially owned by Vestar through the Vestar Members, of which such persons disclaim beneficial ownership. Each such person's business address is c/o Vestar Equity Partners, L.P., 245 Park Avenue, 41st Floor, New York, New York 10167.

ITEM 13. Certain Relationships and Related Transactions

      Pursuant to a management agreement (the "Management Agreement") entered into as of the Closing Date, Vestar Capital Partners ("Vestar Capital") will receive an annual advisory fee equal to the greater of $500,000 and 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis for rendering advisory and consulting services in relation to strategic financial planning and other affairs of the Company. Vestar Capital will also be paid reasonable and customary investment banking fees in connection with an initial public offering, sale of the Company and other financings. In addition, Vestar Capital received a fee in the amount of $2.0 million from the Company on the Closing Date. The Management Agreement will be in effect until the tenth anniversary of the Closing Date, provided that the Management Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that Vestar Capital owns less than 25% of the number of the Company's Common Units owned by Vestar Capital on the Closing Date, and provided further that Vestar Capital may terminate the Management Agreement at any time. Vestar Capital owns, indirectly through Vestar Corp., 44.4% (43.0% on a fully diluted basis) of the Common Units of the Company and possesses the right to designate five of the nine individuals who comprise the Management Committee of the Company.

      Pursuant to a consulting and transitional services agreement (the "Consulting Agreement") entered into as of the Closing Date, RPI will receive an aggregate annual fee equal to the sum of: (i) the greater of $500,000 and 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis and (ii) $250,000 in 1996, 1997 and 1998 if the Company's net revenues or EBITDA (as defined in such agreement) exceed certain targets in such years, for rendering advisory and consulting services in relation to strategic financial planning, product development and evaluation of mergers, acquisitions and divestitures. The Consulting Agreement will be in effect until the tenth anniversary of the Closing Date, provided that the Consulting Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that RPI owns less than 25% of the number of the Company's Common Units owned by RPI on the Closing Date, and provided further that Vestar Capital may terminate the Consulting Agreement at any time (but only to the extent that Vestar Capital also terminates similar provisions of the Management Agreement). RPI, an entity controlled by the Kiams, owns 44.4% (43.0% on a fully diluted basis) of the Common Units of the Company and possesses the right to designate two of the nine individuals who comprise the Management Committee of the Company.

      Pursuant to a Non-Competition Agreement (the "Non-Competition Agreement") entered into as of the Closing Date between the Company, Vestar Corp. and Victor
K. Kiam, II and Victor K. Kiam, III (the "Kiams"), the Kiams may not compete with, solicit any customers of, own, manage or operate any business in competition with or perform any action substantially detrimental to the Company's businesses. The provisions of the Non-Competition Agreement will apply during the period the Kiams have a Significant Interest (as defined in the Non-Competition Agreement) in the Company and thereafter for: (i) five years, with respect to electric shavers, shaver accessories and men's grooming products, and (ii) three years, with respect to women's personal care appliances, home health appliances, travel appliances, environmental products, dental products and small kitchen appliances. The Non-Competition Agreement allows the Kiams to continue to market certain competing travel appliance products developed by an affiliate of the Kiams.

      Pursuant to the terms of agreements originally entered into between the Company and Remington Apparel Corporation ("Remington Apparel") and Remington Equities in 1984 and with Act II Corporation ("Act II") in 1986, each controlled by Victor K. Kiam, II, the Company granted a license to Remington Apparel to permit such company to use the Remington name as part of its corporate name, granted to Remington Equities a non-exclusive, worldwide license to use the Remington trademark for apparel products and granted to Act II the exclusive worldwide license to use the trademark Lady Remington for jewelry products. Each of these agreements are for terms of two years and renew automatically for consecutive two-year periods unless terminated at the option of the licensee. The amount of royalties received by the

Company under these license agreements was less than $5,000 during each of 1996, 1995 and 1994. The Company continued these arrangements after the consummation of the Reorganization on substantially the same terms and conditions. The Company, however, required each of RPI and Remington Equities to exclude the word "Remington" from their corporate names after the Closing Date.

      In 1995, the Company entered into a media barter agreement with Tangible Media, Inc. ("TMI"), a corporation controlled by Isaac Perlmutter, pursuant to which TMI acquired from the Company a discontinued product line of personal safety products in exchange for media barter credits with a stated value of $4.3 million which the Company can use to purchase advertising media from TMI over a three-year period that (subject to certain conditions) has been extended for an additional year. At the time of the purchase of advertising media, the Company will pay a portion in cash and the balance with the media barter credits. During the period January 1, 1996 to the Closing Date, the Company purchased $0.3 million in advertising media from TMI, paying $0.2 million in cash and $0.1 million in barter credits. In addition, during 1996, TMI provided financial, marketing and security services for the Company for which the Company paid TMI of less than $0.1 million.

      In November 1994, the Company loaned F. Peter Cuneo, President, Chief Executive Officer and Director of the Company until January 1997, the sum of $200,000 in exchange for a note bearing interest at the rate of 1.75% plus the prime commercial rate as from time to time announced by CoreStates Bank, N.A. Mr. Cuneo used the proceeds of this loan to finance the purchase of a house. The total amount owed, including accrued interest, was repaid on the Closing Date.

      Pursuant to the terms of an employment agreement dated August 1992, Victor
K. Kiam, II was employed as Chief Executive Officer of the Company for a period of five years for an annual salary of $300,000 and an annual talent fee of $700,000 plus certain health, medical and other specified benefits. In addition, pursuant to the terms of a separate employment agreement dated August 1992, as amended, Victor K. Kiam, III was employed as Vice President of the Company for a period of five years at an annual salary of $100,000 plus other incentive based compensation. In connection with the Reorganization, the employment agreements with the Kiams were terminated in exchange for lump sum cash payments to the Kiams in the aggregate amount of $1.7 million. Such cash payments were paid by the Company and reduced the amounts distributed to Remsen and RPI.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. Financial Statements

      2. Financial Statement Schedule

      3. Exhibits

            3.1 Amended and Restated Limited Liability Company Agreement dated as of May 16, 1996, by and among Vestar Shaver Corp. (formerly Vestar/Remington Corp.) ("Vestar Corp. I"), Vestar Razor Corp. ("Vestar Corp. II" and, together with Vestar Corp. I, the "Vestar Members"), RPI Corp. (formerly known as Remington Products, Inc.)("RPI"), and certain members of senior management of the Company is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            3.2 Certificate of Formation of Remington Products Company, L.L.C. ("Remington") is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            4.1 Indenture dated as of May 23, 1996 between Remington, Remington Capital Corp. ("Capital") and The Bank of New York, as trustee is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            4.2 Form of 11% Series B Senior Subordinated Notes is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            4.3 Purchase Agreement dated May 16, 1996 between Remington, Capital and Bear, Sterns & Co. Inc. is incorporated herein by reference to Registration Statement on Form S-4(File Number 333- 07429).

            4.4 Registration Rights Agreement dated as of May 23, 1996 between Remington, Capital and Bear Stearns & Co. Inc. is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.1 Credit and Guarantee Agreement dated as of May 23, 1996 among Remington, certain of its subsidiaries, varius lending institutions, Fleet National Bank and Banque Nationale de Paris, as co-documentation agents, and Chemical Bank, as administrative agent (the "Agent") is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429)..

            10.2 Company Security Agreement dated as of May 23, 1996 made by Remington in favor of the Agent is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.3 Form of Subsidiaries Security Agreement dated as of May 23, 1996 made by each of Capital, Remington Corporation, L.L.C. ("IP Subsidiary") and Remington Rand Corporation ("Rand") in favor of the Agent is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.4 Conditional Assignment of and Security Interest in Patent Rights (United States) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.5 Conditional Assignment of and Security Interest in Patent Rights (United Kingdom) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.6 Conditional Assignment of and Security Interest in Trademark Rights (United States) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.7 Conditional Assignment of and Security Interest in Trademark Rights

                  (United Kingdom) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.8 Members Limited Recourse Pledge Agreement dated as of May 23, 1996 made by Remington in favor of the Agent is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.9 Company Pledge Agreement dated as of May 23, 1996 made by Remington in favor of the Agent is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.10 Subsidiaries Pledge Agreement dated as of May 23, 1996 made by
                  Rand in favor of the Agent is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.11 Subsidiaries Guarantee dated as of May 23, 1996 made by
                  Capital, IP subsidiary and Rand in favor of the Agent is incorporated herein by reference to Registration Statement on Form S-4(File Number 333- 07429).

            10.12 Purchase Agreement dated as of May 1, 1996 by and among Vestar
                  Corp I., Remington, Remsen, Isaac Perlmutter, RPI and Victor
                  K. Kiam, II is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.13 Agreement and Plan of Merger dated as of May 23, 1996 between
                  Remington Products Company and Remington is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.14 Securityholders Agreement dated as of May 16, 1996 among the
                  Vestar Members, Vestar Equity Partners, L.P. ("Vestar"), RPI, Victor K. Kiam, II and the other parties signatory thereto is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.15 Management Agreement dated as of May 23, 1996 between
                  Remington and Vestar Capital Partners is incorporated herein by reference to Registration Statement on Form S-4(File Number 333- 07429).

            10.16 Consulting and Transitional Services Agreement dated as of May
                  23, 1996 between Remington and RPI is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.17 Form of Management Common Units Subscription Agreement dated as of May 23, 1996 by and between Remington and each of F. Peter Cuneo, James J. Vatrt, Jack W. Waller, Allen S. Lipson,
                  H. Graham Kimpton and Geoffrey L. Hoddinott is incorporated herein by reference to Registration Statement on Form S-4(File Number 333- 07429).

            10.18 Form of Option Agreement dated as of May 23, 1996 by and between Remington and certain members of senior management of the Company is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.19 Form of Executive Severance Agreement dated as of May 23, 1996 by and between Remington or certain of its subsidiaries and each of F. Peter Cuneo, James J. Vatrt, Jack W. Waller, Allen
                  S. Lipson, H. Graham Kimpton and Geoffrey L. Hoddinott is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.20 Executive Severance Agreement dated as of November 25, 1996 between Remington and Alexander R. Castaldi.

            10.21 Option Agreement dated as of November 25, 1996 between
                  Remington and Alexander R. Castaldi.

            10.22 Non-Competition Agreement dated as of May 23, 1996 among
                  Victor K. Kiam, II, Victor K. Kiam, III, Remington and the Vestar Members is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

            10.23 License Agreement made May 23, 1996 by and between IP
                  Subsidiary and Act II Jewelry, Inc is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-07429).

            10.24 License Agreement made May 23, 1996 by and between IP
                  Subsidiary and VKK Equities Corporation is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-07429).

            10.25 Tradename Agreement made May 23, 1996 by and between IP
                  Subsidiary and Remington Apparel Company, Inc. is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-07429).

            10.26 License Agreement dated as of May 23, 1996 by and between
                  Remington and IP Subsidiary is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-07429).

            10.27 1997 Remington Bonus Plan.

            21 Subsidiaries of Remington is incorporated herein by reference to Registration Statement on Form S-4 (File Number 333-07429).

            24.   Powers of Attorney.

            27    Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         REMINGTON PRODUCTS COMPANY,
                                         L.L.C.


                                         By: /s/ Kris J. Kelley
                                             ----------------------
                                             Kris J. Kelley, Vice President and
                                             Controller

Date: March 31, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 31, 1997.


            *                                           *
---------------------------------------   -------------------------------------
Neil F. DeFeo, Chief Executive Officer,   Alexander R. Castaldi, Executive Vice
  President and Director                   President and Chief Financial Officer


     /s/ Kris J. Kelley                                 *
---------------------------------------   -------------------------------------
Kris J. Kelley, Vice President and        Victor K. Kiam II, Chairman and
  Controller                               Director

            *                                           *
---------------------------------------   -------------------------------------
Victor K. Kiam III, Director              Norman W. Alpert, Director


            *                                           *
---------------------------------------   -------------------------------------
Arthur J. Nagle, Director                 Daniel S. O'Connell, Director


            *
---------------------------------------   -------------------------------------
Robert L. Rosner, Director                William B. Connell, Director


            *
---------------------------------------
Kevin A. Mundt, Director


*By    /s/ Allen S. Lipson
   ------------------------------------
   Allen S. Lipson, as Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS

                                                                                           Pages
                                                                                           -----
Financial Statements

     Reports of Independent Accountants                                                     F-2

     Consolidated Balance Sheets as of December 31, 1996 (Successor) and 1995
     (Predecessor)                                                                          F-4

     Consolidated Statements of Operations for the thirty-one weeks ended December
      31, 1996 (Successor), and for the twenty-one weeks ended May 23, 1996 and
      the years ended December 31, 1995 and 1994 (Predecessor)                              F-5

     Consolidated Statement of Members' Deficit for the thirty-one weeks ended
      December 31, 1996 (Successor), and Consolidated Statements of Total Partners'
      Capital for the twenty-one weeks ended May 23, 1996 and the years
      ended December 31, 1995 and 1994 (Predecessor)                                        F-6

     Consolidated Statements of Cash Flows for the thirty-one weeks ended
      December 31, 1996 (Successor), and for the twenty-one weeks ended May 23,
      1996 and the years ended December 31, 1995 and 1994 (Predecessor)                     F-7

     Notes to Consolidated Financial Statements                                             F-8

Financial Statement Schedule

     Report of Independent Accountants on Supplemental Schedule                             S-1

     Schedule II - Valuation and Qualifying Accounts                                        S-2

      Certain schedules are omitted because they are not applicable or the required information is provided in the Financial Statements or related notes thereto.

                          Independent Auditors' Report

To the Management Committee of
REMINGTON PRODUCTS COMPANY, L.L.C.:

      We have audited the accompanying consolidated balance sheet of Remington Products Company, L.L.C. and subsidiaries (Company) as of December 31, 1996, and the related consolidated statements of operations, members' deficit/partners' capital and cash flows of Remington Products Company and subsidiaries (Predecessor Company) for the twenty-one week period ended May 23, 1996 and for the Company for the thirty-one week period ended December 31, 1996. Our audits also included the consolidated financial statement schedule listed in the index to the consolidated financial statements. The 1996 consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remington Products Company, L.L.C. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows of Predecessor Company for the twenty-one week period ended May 23, 1996 and of the Company for the thirty-one week period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such 1996 consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                            DELOITTE & TOUCHE L.L.P.


Stamford, Connecticut
March 7, 1997

                        Report of Independent Accountants

To the Management Committee of
REMINGTON PRODUCTS COMPANY:

      We have audited the accompanying consolidated balance sheets of Remington Products Company and Subsidiaries (the "Company") as of December 31, 1995, and the related consolidated statements of operations, total partners' capital and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remington Products Company and Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.


                                              COOPERS & LYBRAND L.L.P.


Stamford, Connecticut
March 4, 1996.

                       Remington Products Company, L.L.C.

                           Consolidated Balance Sheets
           As of December 31, 1996 (Successor) and 1995 (Predecessor)
                                 (in thousands)

                                                                             Successor     Predecessor
                                                                               1996           1995
                                                                             ---------      ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                $   7,199      $   6,804
    Accounts receivable, less allowance for doubtful accounts
         of  $1,340 in 1996 and $1,366 in 1995                                  54,262         69,414
    Inventories                                                                 63,785         53,739
    Prepaid and other current assets                                             4,212          3,853
                                                                             ---------      ---------
            Total current assets                                               129,458        133,810
    Property, plant and equipment, net                                          13,982         14,544
    Intangibles, net                                                            62,520         21,082
    Other assets                                                                 8,863          1,486
                                                                             ---------      ---------
            Total assets                                                     $ 214,823      $ 170,922
                                                                             =========      =========
LIABILITIES AND MEMBERS' DEFICIT/ PARTNERS' CAPITAL
Current Liabilities:
    Accounts payable                                                         $  16,414      $   9,835
    Short-term borrowings                                                        1,153          1,488
    Current portion of long-term debt                                            1,067         48,952
    Accrued liabilities                                                         32,964         26,312
                                                                             ---------      ---------
            Total current liabilities                                           51,598         86,587
Long-term debt                                                                 169,411          6,550
Other liabilities                                                                1,521          1,840
Commitments and contingencies
Members' deficit/partners' capital:
     Members' deficit/partners' capital                                         (7,351)        76,736
     Cumulative translation adjustment                                            (356)          (791)
                                                                             ---------      ---------
            Total members' deficit/partners' capital                            (7,707)        75,945
                                                                             ---------      ---------
            Total liabilities and members' deficit/partners' capital         $ 214,823      $ 170,922
                                                                             =========      =========

                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                      Consolidated Statements of Operations
                For the thirty-one weeks ended December 31, 1996
          (Successor), and for the twenty-one weeks ended May 23, 1996, and the years ended December 31, 1995 and 1994 (Predecessor)
                                 (in thousands)

                                               Successor                   Predecessor
                                               ---------      ------------------------------------
                                                31 Weeks      21 Weeks
                                                 Ended         Ended              Year Ended
                                              December 31,     May 23,           December 31,
                                                 1996           1996          1995         1994
                                               ---------      --------      --------     ---------
Net sales                                      $ 185,286      $ 56,713      $255,323     $ 261,446
Cost of sales                                    117,723        35,102       143,203       150,104
                                               ---------      --------      --------     ---------
          Gross profit                            67,563        21,611       112,120       111,342
                                               ---------      --------      --------     ---------
Selling, general and administrative               53,860        37,912        83,949        88,534
Amortization of intangibles                        1,195           650         1,655         1,580
                                               ---------      --------      --------     ---------
         Operating income (loss)                  12,508       (16,951)       26,516        21,228
Interest expense                                  12,164         2,228         7,604         6,414
Other expense (income)                               498          (115)          408          (997)
                                               ---------      --------      --------     ---------
         Income (loss) before income taxes          (154)      (19,064)       18,504        15,811
Provision (benefit) for income taxes               3,018          (873)        1,264         1,086
                                               ---------      --------      --------     ---------
         Net income (loss)                     $  (3,172)     $(18,191)     $ 17,240     $  14,725
                                               =========      ========      ========     =========

Net loss applicable to common units            $  (7,748)
                                               =========

                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                   Consolidated Statement of Members' Deficit
          For the thirty-one weeks ended December 31, 1996 (Successor), and Consolidated Statements of Total Partners' Capital
                  for the twenty-one weeks ended May 23, 1996,
          and the years ended December 31, 1995 and 1994 (Predecessor)
                                 (in thousands)

                                                                                                                  Total
                                                                                                                  Partners'
                                                                                               Cumulative         Capital/
                                     Preferred     Common         Other       Accumulated      Translation        Members'
                                      Equity        Units         Capital       Deficit        Adjustments        Deficit
                                      ------        -----         -------       -------        -----------        -------
PREDECESSOR
Balance, December 31, 1993                                        $ 45,172                       $(1,377)          $43,795
    Net income                                                      14,725                                          14,725
    Partners' distribution                                           (401)                                           (401)
    Foreign currency translation                                                                    1,845            1,845
                                                                  --------                          -----            -----
Balance, December 31, 1994                                          59,496                            468           59,964
    Net income                                                      17,240                                          17,240
    Foreign currency translation                                                                  (1,259)          (1,259)
                                                                                                  ------           ------
Balance, December 31, 1995                                          76,736                          (791)           75,945
    Net loss                                                      (18,191)                                        (18,191)
    Foreign currency translation                                                                    (217)            (217)
    Effects of recapitalization:
      Issuance of equity units       $62,000        $7,742                                                          69,742
      Excess of fair value over
      predecessor basis                                           (73,921)                                        (73,921)
      Cancellation of
      predecessor partners'
      capital                                                    (58,545)                                        (58,545)
      Elimination of cumulative
      translation                                                                                   1,008            1,008
                                     -------        ------       --------                           -----            -----

Balance, May 23, 1996                $62,000        $7,742       $(73,921)                        $     -         $ (4,179)
                                     =======        ======       ========                          ======         ========
SUCCESSOR
Balance, May 24, 1996                $62,000        $7,742       $(73,921)                                       $ (4,179)
    Net loss                                                                    $(3,172)                           (3,172)
    Preferred dividend                 4,576                                     (4,576)                                 -
    Foreign currency translation                                                               $    (356)            (356)
                                     -------        ------      --------        -------        ---------         --------
Balance December 31, 1996            $66,576        $7,742      $(73,921)       $(7,748)       $    (356)        $ (7,707)
                                     =======        ======      ========        =======        =========         ========


                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                      Consolidated Statements of Cash Flows
                For the thirty-one weeks ended December 31, 1996
                 (Successor), and for the twenty-one weeks ended
                                  May 23, 1996,
        and for the years ended December 31, 1995 and 1994 (Predecessor)
                                 (in thousands)

                                                                  Successor               Predecessor
                                                                  ---------      ------------------------------------
                                                                  31 Weeks       21 Weeks
                                                                   Ended           Ended             Year Ended
                                                                 December 31,     May 23,           December 31,
                                                                    1996           1996          1995          1994
                                                                  ---------      --------      --------      --------
Cash flows from operating activities:
   Net income (loss)                                              $  (3,172)     $(18,191)     $ 17,240      $ 14,725
   Adjustment to reconcile net income (loss)  to net cash
   provided by  (used in) operating activities:
       Depreciation                                                   1,184         1,355         3,283         2,663
       Amortization of intangibles                                    1,195           650         1,655         1,580
       Amortization of deferred financing fees                        1,260           262           690           688
       Deferred income taxes                                          1,251          (561)         (735)         --
       Foreign currency forward loss                                  1,501          --            --            --

       Changes in assets and liabilities:
          Accounts receivable                                       (27,291)       41,043       (13,955)        8,446
          Inventories                                                (2,546)       (8,339)          299        (3,578)
          Accounts payable                                            5,392         1,187       (11,605)         (604)
          Accrued liabilities                                        10,731          (933)        3,579       (10,966)
          Other, net                                                    433          (372)          253         1,875
                                                                  ---------      --------      --------      --------
            Cash provided by (used in) operating activities         (10,062)       16,101           704        14,829
                                                                  ---------      --------      --------      --------
Cash flows from investing activities:
   Capital expenditures                                              (2,399)       (1,310)       (3,291)       (4,356)
   Payment for purchase of Company, net                            (139,750)         --            --            --
   Proceeds from acquisition-related receivable                        --            --            --           9,260
   Other                                                               (181)         --            --            --
                                                                  ---------      --------      --------      --------
              Cash provided by (used in) investing activities      (142,330)       (1,310)       (3,291)        4,904
                                                                  ---------      --------      --------      --------
Cash flows from financing activities:
   Proceeds from sale of senior subordinated notes                  129,026          --            --            --
   Net  repayments under term loan facilities                        (3,463)       (3,600)      (13,550)       (3,475)
   Net borrowings (repayments) under credit facilities                1,564       (12,353)       14,965       (13,569)
   Equity investments/(distributions)                                34,302          --            --            (401)
   Debt issuance costs                                               (9,075)         --            --            --
   Other, net                                                         1,595          --             354           319
                                                                  ---------      --------      --------      --------
              Cash provided by (used in) financing activities       153,949       (15,953)        1,769       (17,126)
                                                                  ---------      --------      --------      --------
Increase (decrease) in cash and cash equivalents                      1,557        (1,162)         (818)        2,607
Cash and cash equivalents, beginning of period                        5,642         6,804         7,622         5,015
                                                                  ---------      --------      --------      --------
            Cash and cash equivalents, end of period              $   7,199      $  5,642      $  6,804      $  7,622
                                                                  =========      ========      ========      ========
Supplemental cash flow information:
       Interest paid                                              $   9,121      $  1,874      $  6,936      $  5,244
       Income taxes paid                                          $   1,563      $    440      $  1,073      $    995

                 See notes to consolidated financial statements.

               Remington Products Company, L.L.C. and Subsidiaries

                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

      Remington Products Company, L.L.C. and its wholly-owned subsidiaries, (the "Company") manufacture and market electrical personal care appliances. The Company distributes on a worldwide basis men's and women's electrical shavers and accessories, women's personal care appliances, including hairsetters, curling irons and hair dryers, men's electrical grooming products, travel products and other small electrical consumer appliances. The Company's products are sold worldwide through mass merchandisers, catalog showrooms, drugstore chains and department stores in addition to the Company's own service stores.

      Organization:

      Remington Products Company, L.L.C., a Delaware limited liability company, was formed by Vestar Shaver Corp. ("Vestar Corp. I") and RPI Corp. ("RPI") to acquire (the "Reorganization") the operations of Remington Products Company and its subsidiaries ("RPC"). In May 1996, Vestar Razor Corp. ("Vestar Corp. II") was formed to hold an interest in the Company, Vestar Corp. I and Vestar Corp. II (together, the "Vestar Members") are wholly owned by Vestar Equity Partners, L.P.

      Basis of Presentation:

      The consolidated balance sheet as of December 31, 1996 includes the accounts of Remington Products Company, L.L.C. and Subsidiaries, the "Successor" company following the change in ownership on May 23, 1996 (the "Closing Date") (see Note 2) and the consolidated results of operations and cash flows include the accounts for the successor company for the period from May 24, 1996 to

               Remington Products Company, L.L.C. and Subsidiaries

December 31, 1996. The statements also include the balance sheet and results of operations and cash flows of RPC, the "Predecessor" company, prior to the Closing Date. All significant intercompany accounts and transactions are eliminated in consolidation.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

      Cash and Cash Equivalents:

      All highly liquid debt instruments purchased with a maturity of three months from their date of acquisition or less are considered cash equivalents.

      Inventories:

      The inventories of foreign subsidiaries and purchased product for resale by the merchandising and service store operations are valued at the lower of cost or market utilizing the first-in, first-out (FIFO) method. Domestic manufactured inventories which represent approximately 28% of the consolidated inventories as of December 31, 1996 and 1995 are stated at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method. As of December 31, 1996 and 1995, the excess of current replacement cost over LIFO cost of inventories was not significant. In the fourth quarter of 1996, the Company recorded a charge of approximately $3.9 million for certain inventory valuation adjustments.

               Remington Products Company, L.L.C. and Subsidiaries

      Property, Plant and Equipment:

      Property, plant and equipment is recorded primarily at cost. In conjunction with the Reorganization, property, plant and equipment was restated to reflect fair value excluding the ownership percentage retained by RPI. Depreciation is provided for principally on a straight-line basis over the estimated useful lives of the assets, which range from 5 to 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

      Intangibles:

      Patents are being amortized on a straight-line basis over a period of ten years. All other intangibles are amortized on a straight-line basis over 40 years. The Company periodically evaluates the recoverability of goodwill and measures the amount of impairment, if any, by assessing whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows.

      Cost associated with obtaining financing arrangements are included in other assets and are being amortized over the term of the related borrowings.

      Options:

      Financial Accounting Statement No. 123, "Accounting for Stock Based Compensation", (SFAS 123) requires expanded disclosures of employee stock based compensation arrangements and encourages, but does not require, employers to adopt a fair value based method of accounting for employee stock based compensation. Under the fair value based method, compensation cost is measured

               Remington Products Company, L.L.C. and Subsidiaries at the grant date based on the value of the option and is recognized over the service period, which is usually the vesting period. As provided by SFAS 123, the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for employee stock compensation measurement, which does not require compensation expense recognition when the exercise price of stock options is greater than or equal to current market value at the date of the stock option grant.

      Research and Development

      Research and development costs related to both present and future products are expensed as incurred. Such costs totalled $1.3 million for the thirty-one weeks ended December 31, 1996; $0.8 million for the twenty-one weeks ended May 23, 1996; and $1.9 million and $1.6 million for the years ended December 1995 and 1994, respectively.

      Income Taxes:

      In jurisdictions where Partnership status is not recognized or foreign corporate subsidiaries exist, deferred taxes on income are provided for temporary differences between the financial and tax bases of assets and liabilities.

      Translation of Foreign Currencies:

      Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the weighted average exchange rate for the period. Translation adjustments arising from the use of differing exchange

               Remington Products Company, L.L.C. and Subsidiaries rates from period to period are included in the cumulative translation adjustment account in members' deficit or total partners' capital. Foreign currency transaction gains and losses, including mark-to-market gains and losses on forward contracts are recognized in earnings and totalled $(0.7) million for the thirty-one weeks ended December 31, 1996, $(0.1) million for the twenty-one weeks ended May 23, 1996 and $0.2 and $0.6 million for the years ended December 31, 1995 and 1994, respectively.

      Reclassifications:

      Certain prior year amounts have been reclassified to conform with the current year presentation.

2. Reorganization

      RPC was a general partnership, jointly owned and controlled by RPI and Remsen Partners ("Remsen"). As a result of the Reorganization of RPC, the following transactions occurred: (i) RPC made cash payments to Remsen and RPI totalling $135.4 million (less the amount of certain excluded obligations and net of a working capital adjustment), (ii) the Vestar Members purchased Remsen's interest in RPC for $33.4 million in cash; (iii) certain members of senior management of RPC (the "Management Investors") acquired an equity interest in the Company, for $1.12 million (including a cash purchase of $0.86 million and assuming exercise of certain management options with an aggregate exercise price of $0.26 million), (iv) RPI retained an equity investment in the Company with an implied value of $35.4 million, and (v) RPC merged with and into the Company. In addition, $41.3 million of existing indebtedness of RPC was refinanced.

               Remington Products Company, L.L.C. and Subsidiaries

      The Reorganization has been accounted for as a purchase transaction effective as of the Closing Date, in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions, and accordingly, consolidated financial statements for periods subsequent to the Closing Date reflect the purchase price, including transaction costs, allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values as of the Closing Date. The valuation of assets and liabilities acquired reflect carryover basis for the percentage ownership retained by RPI.

    The Reorganization reflected the following adjustments (in thousands):

Cash payments and distributions (1)                                    $139,750
Implied fair value of equity interests issued to RPI (2)                 35,440
                                                                      ---------
    Total consideration and direct acquisition costs                    175,190
Less RPC's historical cost of net assets acquired (3)                  (71,246)
                                                                      ---------
Excess of consideration paid over RPC's historical cost                 103,944
Less excess of fair value over predecessor basis (4)                   (73,921)
                                                                      ---------
                                                                         30,023
Debt issuance costs                                                       9,075
                                                                      ---------
    Net adjustment                                                     $ 39,098
                                                                       ========

               Remington Products Company, L.L.C. and Subsidiaries

Allocation of net adjustment (5):
    Inventories                                                           (865)
    Prepaid and other current assets                                    (1,752)
    Property, plant and equipment, net                                  (1,554)
    Goodwill                                                             11,387
    Tradenames                                                           26,534
    Patents                                                               4,670
    Other assets (6)                                                      8,463
    Accrued liabilities                                                 (7,785)
                                                                      ---------
                                                                       $ 39,098
                                                                       ========

(1) Consists of cash payments to Remsen and RPI of $90,351 and $45,049 (net of the final working capital adjustment), respectively, which were reduced by $13,708 for certain excluded obligations, and $4,350 of direct acquisition costs.

(2) The fair value of equity interests issued to RPI consists of Preferred Equity with a liquidation preference of $32,000 and Common Units with a fair value of $3,400, based on the cash paid by the Vestar members and certain Management Investors for their respective equity interests. RPI's predecessor basis in RPC was $8,208.

(3) Represents historical total partners' capital of RPC adjusted to reflect $13,708 for certain excluded obligations.

(4) Represents adjustments to decrease the fair value of the interests retained by RPI and certain Management Investors to reflect their carryover basis.

               Remington Products Company, L.L.C. and Subsidiaries

(5) Represents the adjustments required to record the allocation of the excess of the consideration paid over RPC's historical basis in the net assets acquired, adjusted to reflect their carryover basis. The acquired assets are recorded 53.07% at fair value (for the common equity interest acquired by the Vestar members and certain of the Management Investors) and 46.93% at carryover basis (for the residual common equity interests retained by RPI and certain of the Management Investors).

(6) Represents debt issuance costs of $9,075 net of a $612 write-off of deferred financing costs related to existing debt being repaid.

3. Inventories

      Inventories were comprised of the following as of December 31, 1996 and 1995 (in thousands):

                                                    Successor      Predecessor
                                                      1996            1995
                                                    ---------      -----------

                     Finished goods                   $59,205         $46,524
                     Work in process                    4,556           7,177
                     Raw materials                         24              38
                                                    ---------       ---------
                                                      $63,785         $53,739
                                                    =========       =========

               Remington Products Company, L.L.C. and Subsidiaries

4. Property, Plant and Equipment

      Property, plant and equipment as of December 31, 1996 and 1995 consisted of (in thousands):

                                                    Successor      Predecessor
                                                      1996            1995
                                                    ---------      -----------

          Land and buildings                         $ 5,071          $ 6,263
          Leasehold improvements                       1,737            1,945
          Machinery, equipment and tooling             7,083           10,915
          Furniture, fixtures and other                1,301            2,184
                                                     -------          -------
                                                      15,192           21,307
          Less accumulated depreciation               (1,210)          (6,763)
                                                     -------          -------
                                                     $13,982          $14,544
                                                     =======          =======

5. Intangibles

      Intangibles were comprised of the following (net of accumulated amortization of $1,195 and $4,078) as of December 31, 1996 and 1995, respectively (in thousands):

                                                    Successor      Predecessor
                                                      1996            1995
                                                    ---------      -----------

                  Goodwill                            $31,994        $ 21,082
                  Tradenames                           26,136              -

               Remington Products Company, L.L.C. and Subsidiaries

                  Patents                               4,390              -
                                                      -------        --------
                                                      $62,520        $ 21,082
                                                      =======        ========

6. Accrued Liabilities

      Accrued liabilities were comprised of the following as of December 31, 1996 and 1995 (in thousands):

                                                    Successor      Predecessor
                                                      1996            1995
                                                    ---------      -----------

        Advertising and promotion expenses             $10,012        $ 9,673
        Compensation and benefits                        4,787          3,264
        Income and other taxes payable                   3,855          4,077
        Interest                                         2,454            662
        Other                                           11,856          8,636
                                                       -------        -------
                                                       $32,964        $26,312
                                                       =======        =======

7. Debt

      Senior Credit Agreement

               Remington Products Company, L.L.C. and Subsidiaries

      On the Closing Date, the Company entered into a credit agreement (the "Senior Credit Agreement") with a syndicate of banks. The Senior Credit Agreement, as amended, provides for a term loan of $5.0 million to the Company and $5.0 million to the Company's U.K. subsidiary (the "Term Loans") and a revolving credit facility of $50.0 million to the Company and $20.0 million to the Company's U.K. subsidiary (the "Revolving Credit Facilities"). The Senior Credit Agreement expires on June 30, 2002. The initial borrowings under the Senior Credit Agreement, along with the proceeds of the Senior Subordinated Notes, were used to repay the debt of the predecessor company.

      The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory for the applicable borrower. As of December 31, 1996, availability under the Revolving Credit Facilities was approximately $34.9 million. The term loans under the Senior Credit Agreement are payable in quarterly installments. Aggregate scheduled installments over the next five years ending December 31, 2001 are $1.1, $1.4, $1.6, $1.9 and $3.2 million, respectively. The obligations under the Senior Credit Agreement are guaranteed by each of the Company's domestic subsidiaries and secured by their assets and properties and pledge of the common equity interests.

      At the Company's option, the interest rates per annum applicable to the loans under the Senior Credit Agreement will be based upon (a) in the case of the Company, a Eurodollar rate ("LIBOR") plus 2.25% or the greater of (i) the prime rate plus 1.0% and (ii) the federal funds rate plus 1.5% and (b) in the case of loans to the Company's U.K. subsidiary, a EuroSterling Rate (the

               Remington Products Company, L.L.C. and Subsidiaries

"EuroSterling Rate") plus 2.25% or the Sterling Base Rate plus 1.0%; provided, however, the interest rates are subject to reduction if certain requirements of financial performance are met. Interest is payable quarterly in arrears, including a commitment fee of 0.5% on the average daily unused portion of the Revolving Credit Facilities.

      11% Senior Subordinated Notes

      The 11% Series B Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") are general unsecured obligations of the Company which mature on May 15, 2006. Interest accrues at the rate of 11% per annum and is payable semi-annually in arrears. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company at any time on or after May 15, 2001 at a redemption price ranging from 105.5% to 100.0% of the Principal amount then outstanding plus accrued and unpaid interest, depending when redeemed, and any applicable damages. In addition, on or prior to May 15, 1999, the Company may redeem up to 35% in aggregate principal amount of the Senior Subordinated Notes at a redemption price of 111.0% of the principal amount plus accrued and unpaid interest and any applicable damages with the net proceeds of one or more offerings of capital stock subject to certain terms and conditions.

      Short Term Borrowings

      Short Term Borrowings consist of local revolving credit lines at certain of the Company's foreign subsidiaries'. These facilities are collateralized by assets of the subsidiaries or are guaranteed by the Company. The weighted average interest rate under these facilities was approximately 5.1% in 1996 and 1995.

               Remington Products Company, L.L.C. and Subsidiaries

      Debt Covenants

      The Senior Credit Agreement requires the Company to meet certain financial tests, the more restrictive of which require the Company to maintain certain interest coverage and leverage ratios, as defined. The Senior Subordinated Note indenture and the Senior Credit Agreement also contain a number of operating covenants which limit the discretion of Management with respect to certain business matters, including the amount and terms under which the Company can obtain additional financing in the future. In addition, these agreements limit the amount of dividends that the Company is permitted to pay.

      Details of long-term debt at December 31, 1996 and 1995 are as follows (in thousands):

                                                    Successor      Predecessor
                                                      1996            1995
                                                    ---------      -----------

                  Revolving credit facilities        $ 30,224        $ 39,252
                  Senior Subordinated Notes           130,000               -

               Remington Products Company, L.L.C. and Subsidiaries

                  Term loans                           10,254          16,250
                                                     --------         -------
                                                      170,478          55,502
                  Less current portion                (1,067)        (48,952)
                                                     --------        --------
                                                     $169,411        $  6,550
                                                     ========        ========

8. Membership Interests

      The Vestar Members, RPI and certain Management Investors (collectively the "Members") have entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"). The Company was organized as a limited liability company because such an entity would (i) shield the members from unlimited liability and (ii) qualify as a pass-through entity for tax purposes. The LLC Agreement will govern the relative rights and duties of the Members.

      The ownership interests of the Members in the Company consist of preferred membership interests (the "Preferred Equity") and common units (the "Common Units"). The Common Units represent the common equity of the Company. The Preferred Equity is entitled to a preferred yield of 12% per annum, compounded quarterly, and to an aggregate liquidation preference of $62 million (net of any prior repayments of Preferred Equity) plus any accrued but unpaid preferred yield. As of December 31, 1996 the aggregate unpaid Preferred Equity dividend amounted to $4.6 million.

               Remington Products Company, L.L.C. and Subsidiaries

      As a result of the Reorganization, on the Closing Date, RPI has a $35.4 million equity interest in the Company ($32.0 million in Preferred Equity) and the Vestar Members have a $33.4 million equity interest in the Company ($30.0 million in Preferred Equity). As of December 31, 1996, the Company's Common Units were owned 44.3% by the Vestar Members, 44.3% by RPI and 11.13% by certain Management Investors (43.0%, 43.0% and 14%, respectively, on a fully diluted basis). Vestar Corp. I controls the Management Committee and the affairs and policies of the Company.

      On the Closing Date, certain Management Investors were granted options (the "Management Options") to acquire in the aggregate, up to 2,580 Common Units at an exercise price of $100 per unit, the fair market value of the Common Units as of the Closing Date. Subsequent to the Closing Date an additional 1,600 Management Options were granted and none were cancelled. The Management Options, which are fully vested at the time of grant, are exercisable only under certain conditions. The shares purchased upon exercise of the options are subject to certain call provisions exercisable by the Company and certain put provisions exercisable by the holder.

      The Company applies APB Opinion 25 "Accounting for Stock Issued to Employees", in accounting for the Management Options. Had compensation cost for the Management Options been determined based on the fair value of the Management Options at date of grant consistent with the requirements of SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss for the thirty-one weeks ended December 31, 1996 would have increased by approximately $0.1 million. The fair value of the Management Options granted during 1996 have been estimated at the respective dates of grant using the Black-Scholes option pricing model with the following assumptions: (i) a risk factor interest rate of 6.1%; (ii) an expected life

               Remington Products Company, L.L.C. and Subsidiaries of five years; (iii) an expected dividend yield of zero; and (iv) an expected volatility of zero.

9. Income Taxes

      Federal income taxes on net earnings of the Company are payable directly by the partners pursuant to the Internal Revenue Code. Accordingly, no provision has been made for Federal income taxes for the Company. However, certain state and local jurisdictions do not recognize partnership status for taxing purposes and require taxes be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes. Foreign pretax earnings/(losses) were $7,785, $(2,433), $7,632 and $3,232 thousand for the 31 weeks ended December 31, 1996, the 21 weeks ended May 23, 1996, and the years ended December 31, 1995 and 1994, respectively.

      The provision (benefit) for income taxes consists of the following (in thousands):

                                                   Successor               Predecessor
                                                   ---------     ---------------------------------
                                                    31 Weeks     21 Weeks
                                                     Ended        Ended           Year Ended
                                                  December 31,   May 23,         December 31,
                                                     1996         1996         1995         1994
                                                    -------      -------      -------      -------
Current:
   State and local                                  $     5      $  --        $    40      $    19
   Foreign                                            1,762         (312)       1,959        1,067
Deferred:

               Remington Products Company, L.L.C. and Subsidiaries

   Foreign                                            1,251         (561)        (735)        --
                                                    -------      -------      -------      -------
        Total                                       $ 3,018      $  (873)     $ 1,264      $ 1,086
                                                    =======      =======      =======      =======

Income Taxes computed at statutory U.S. Federal
   income tax rate                                  $   (54)     $(6,672)     $ 6,476      $ 5,534
Partnership status for U.S. federal income tax
   purposes                                           2,779        5,821       (3,805)      (4,403)
State and local income taxes                              5         --             40           19
Adjustment for foreign income tax rates                 288          (22)         506          (33)
Utilization of foreign net operating loss
 carryforwards                                         --           --         (1,340)         (31)
Recognition of foreign deferred tax asset              --           --           (613)        --
                                                    -------      -------      -------      -------

Income taxes as reported                            $ 3,018      $  (873)     $ 1,264      $ 1,086
                                                    -------      -------      -------      -------

      Deferred tax accounts of the foreign subsidiaries as of December 31, 1996 and 1995 comprise the following (in thousands):

               Remington Products Company, L.L.C. and Subsidiaries

                                                    Successor      Predecessor
                                                      1996            1995
                                                    ---------      -----------

Current:
   Deferred tax assets:
      Deductible interest                                             $624
      Lease costs                                                      153
      Other                                            $101             15
                                                       ----           ----
               Current deferred tax assets              101            792
                                                       ----           ----
Non-Current:
   Deferred tax assets:
      Fixed asset depreciation                           -             136
   Deferred tax liability:
      Pension surplus                                    -             (40)
                                                       ----           ----
               Non-Current deferred tax assets           -              96
                                                       ----           ----
Net deferred tax assets                                $101           $888
                                                       ====           ====

10. Commitments and Contingencies

      The Company is liable under the terms of noncancelable operating leases of real estate and equipment for minimum annual rent payments as follows (in thousands):

               Remington Products Company, L.L.C. and Subsidiaries

               1997                              $ 3,686
               1998                                3,038
               1999                                2,548
               2000                                1,557
               2001                                1,077
               2002 and thereafter                   748
                                                 -------
                                                 $12,654
                                                 =======

      Rent expense was $3,760, $2,095, $5,469 and $5,605 thousand for the thirty-one weeks ended December 31, 1996, the twenty-one weeks ended May 23, 1996 and for the years ended December 31, 1995 and 1994, respectively.

      The majority of the leases contain escalation clauses which provide for increases in base rentals to recover future increases in certain operating costs. The future minimum rental payments shown above include base rentals with known escalations. Lease agreements may include renewal options and usually require that the Company pay for utilities, taxes, insurance and maintenance expenses.

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

               Remington Products Company, L.L.C. and Subsidiaries

11. Employee Benefit Plans

      UK Pension Plan. The Company's UK subsidiary has a contributory defined benefit pension plan which covers substantially all of the UK subsidiary's employees. Pension benefits are based upon length of service and compensation under a final compensation averaging formula. The Company's funding policy is to make contributions consistent with statutory requirements. The plan's assets are primarily invested in equity instruments. Net pension cost for the year ended December 31, 1996 was approximately $388 thousand.

The plan's funded status as of December 31, 1996 is as follows (in thousands):

Accumulated benefit obligations                         $(4,446)
                                                        -------

Projected benefit obligation                            $(4,788)
Plan assets at fair value (principally
  marketable securities)                                  5,369
Plan assets in excess of projected benefit              -------
  obligation                                                581
Unrecognized gain                                          (480)
                                                        -------
Prepaid pension cost                                    $   101
                                                        -------

Comparable information for the year ended December 31, 1995 was not available.

      Employee Savings Plan. The Company has a savings accumulation plan (the "Plan") under Section 401(k) of the Internal Revenue Code covering substantially all regular employees. The Plan is subject to the provisions of ERISA and has been updated for subsequent amendments. The Plan allows for employees to defer up to the lesser of 15% of their annual earnings or within limitations on a pre-tax basis through voluntary contributions to the plan. The Plan provides for contributions in an amount equal to 40% of their employees' contributions up to a maximum of 5% of their total salary. The Company's matching contributions were $94, $52, $104 and $114 thousand for the thirty-one weeks ended December 31, 1996, the twenty-one weeks ended May 23, 1996 and for the years ended December 31, 1995 and 1994 respectively.

12. Financial Instruments, Credit Risk and Other

      Fair Value of Financial Instruments:

      The carrying amounts for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments. At December 31, 1996, the net accrued unrealized loss on foreign currency forward contracts was approximately $1.5 million and the fair value of long-term debt was approximately $149.9 million (book value of $169.4 million). At December 31, 1995, the net accrued unrealized loss on foreign currency forward contracts was not material and the carrying value of long-term debt approximated fair value.

      Concentration of Credit Risk:

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and accounts receivable. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. As of

               Remington Products Company, L.L.C. and Subsidiaries

December 31, 1996, the Company had uncollateralized receivables with two mass-merchant retailers which represented approximately 21% of the Company's accounts receivable balance. During calendar 1996, 1995 and 1994, sales to these two customers represented approximately 25%, 21% and 21%, respectively, of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

      Foreign Currency Exposure Management:

      The Company has entered into foreign currency forward contracts to mitigate the effect of fluctuating foreign currencies on intercompany transactions and balances between U.S. and foreign operations. Realized and unrealized gains and losses on such contracts are recognized in income as an offset to gains or losses on the underlying intercompany transactions. At December 31, 1996, forward contracts to sell 18.7 million UK Pounds Sterling were outstanding, all of which mature in 1997. At December 31, 1995, forward contracts to sell 9.6 million UK Pounds Sterling and 3.0 million German Marks were outstanding and matured at various dates through June 30, 1996.

      Other

      A substantial portion of the Company's finished goods are manufactured for the Company by certain third-party suppliers located in China, Japan and Thailand. Although the Company considers its present relationships with these

               Remington Products Company, L.L.C. and Subsidiaries suppliers to be good, any adverse change in the relationships with these suppliers, the financial condition of such suppliers, the Company's ability to import outsourced products or the suppliers' ability to manufacture and deliver outsourced products on a timely basis would have a material adverse effect on the Company.

13. Related Party Transactions

      Pursuant to a management agreement (the "Management Agreement") entered into by the Company as of the Closing Date, Vestar Capital Partners ("Vestar Capital"), an affiliate of the Vestar Members, will receive an annual advisory fee equal to the greater of $500 thousand and 1.5% of EBITDA (as defined in such agreement) of the company on a consolidated basis for rendering advisory and consulting services in relation to strategic financial planning and other affairs of the Company. Vestar Capital will also be paid reasonable and customary investment banking fees in connection with an initial public offering, sale of the Company and other financing. In addition, Vestar Capital received a fee in the amount of $2.0 million from the Company on the Closing Date. The Management Agreement will be in effect until the tenth anniversary of the Closing Date, provided that the Management Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that an affiliate of Vestar Capital owns less than 25% of the number of the Company's Common Units owned by Vestar Capital on the Closing Date, and provided further that Vestar Capital may terminate the Management Agreement at any time.

      Pursuant to a consulting and transitional services agreement (the "Consulting Agreement") entered into by the Company as of the closing Date, RPI will receive an aggregate annual fee equal to the sum of (i) the greater of $500 thousand and 1.5%

               Remington Products Company, L.L.C. and Subsidiaries of EBITDA (as defined in such agreement) of the Company on a consolidated basis and (ii) $250 thousand in 1996, 1997 and 1998 if the Company's net revenues or EBITDA (as defined in such agreement) exceed certain targets in such years, for rendering advisory and consulting services in relation to strategic financial panning, product development and evaluation of mergers, acquisitions and divestitures. The Consulting Agreement will be in effect until the tenth anniversary of the Closing Date, provided that the Consulting Agreement will terminate on the earlier to occur of: (I) a qualified public offering or (ii) the first date that RPI owns less than 25% of the number of the Company's Common Units owned by RPI on the Closing Date, and provided further that Vestar Capital may terminate the Consulting Agreement at any time (but only to the extent that Vestar Capital also terminates similar provisions of the Management Agreement).

      The Company utilized consultants from an entity controlled by a director of the Company for a limited duration project during 1996. The Company recorded fees to the consultants of $323 thousand for this project which has been completed.

      During January 1995, RPC entered into a barter transaction with an entity controlled by one of RPC's partners. RPC exchanged inventory with a cost of $4,275 for barter credits that can be used to pay for media advertising at a predetermined rate of cash and barter credits. The transaction resulted in the recording in 1994 of an inventory writedown of $2,137 to reduce the bartered inventory to its net realizable value and prepaid advertising of $2,138, representing management's estimate of the net realizable value of the inventory exchanged. During 1995, RPC incurred $2,948 for media advertising purchased through the related entity, of which $521 represented utilization of the barter credits. TMI ceased being a related party as of the Closing Date.

               Remington Products Company, L.L.C. and Subsidiaries

      RPC utilized various consultants (principally in its computer and service store operations) from an entity controlled by one of RPC's partners. RPC was billed based upon a prearranged hourly amount and was charged $37, $381 and $375 thousand for related services during the twenty-one weeks ended May 23, 1996 and for the years ended December 31, 1995 and 1994, respectively. Fees paid to an entity controlled by the other RPC partner amounted to $54 thousand for transportation services and reimbursement of the partner's expenses during the year ended December 31, 1995.

      RPC acquired certain products for resale in its service stores from companies owned by each of RPC's partners. Such purchases aggregated approximately $80, $94 and $45 thousand during the twenty-one weeks ended May 23, 1996 and for the years ended December 31, 1995 and 1994, respectively.

      Included in accounts receivable is $27 thousand owed by a partner and related affiliates at December 31, 1995. Included in other assets is $200 thousand owed by an officer at December 31, 1995.

      In 1995, RPC paid $984 thousand of costs incurred on behalf of the partners. Approximately $800 thousand of such costs relate to various change in ownership transactions, which were not completed. The remaining $184 thousand re presents payments to one of RPC's partners.

14. Geographic Information

               Remington Products Company, L.L.C. and Subsidiaries

      The Company operates in one industry segment, the manufacture and marketing of electrical personal care appliances. The Company sells its products principally through mass merchandisers and its own service stores in the United States and also has merchandising operations in Europe (principally U.K. and Germany) and other countries (principally Canada and Australia).

      Information by geographical location is as follows (in thousands):

                                              Successor                       Predecessor
                                              ---------         --------------------------------------------
                                               31 Weeks          21 Weeks
                                                Ended             Ended                 Year Ended
                                             December 31,         May 23,               December 31,
                                                1996              1996             1995              1994
                                              ---------         ---------        ---------         ---------
Net sales*:
    United States                              $112,153          $ 34,747         $164,080          $176,230
    Europe                                       50,122            13,927           62,288            57,757
    Other                                        23,011             8,039           28,955            27,459
                                              ---------         ---------        ---------         ---------
                                               $185,286          $ 56,713         $255,323          $261,446
                                               ========          ========         ========          ========

Operating profit (loss):
    United States                             $   2,749         $(14,745)         $ 18,402          $ 17,225
    Europe                                        6,394           (1,168)            4,914             1,267
    Other                                         3,365           (1,038)            3,200             2,736
                                               --------         ---------       ----------        ----------
                                                $12,508         $(16,951)         $ 26,516          $ 21,228
                                                =======         =========         ========          ========

               Remington Products Company, L.L.C. and Subsidiaries

Identifiable assets:
    United States                              $143,581                           $106,606          $ 99,486
    Europe                                       48,193                             45,366            40,898
    Other                                        23,049                             18,950            20,159
                                              ---------                         ----------         ---------
                                               $214,823                           $170,922          $160,543
                                               ========                           ========          ========

         *Net Sales exclude sales from the United States to affiliate companies of $7,812, $2,716, $11,366 and $12,700 thousand for the 31 weeks ended
         December 31, 1996, the 21 weeks ended May 23, 1996 and the years ended December 31, 1995 and 1994, respectively.

      Export sales to unaffiliated customers are included in the United States and are not significant. Identifiable assets in the United States includes the majority of the Company's intangible assets.

                        Report of Independent Accountants

To  the Management Committee of REMINGTON PRODUCTS COMPANY:

      In connection with our audits of the consolidated financial statements of Remington Products Company and Subsidiaries as of December 31, 1995 and for the years ended December 31, 1995 and 1994, which financial statements are included in the Form 10-K, we have also audited the financial statement schedule for the years ended December 31, 1995 and 1994 listed in item 21(b) herein.

      In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                              COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
March 4, 1996

                           REMINGTON PRODUCTS COMPANY

                  Schedule II--Valuation & Qualifying Accounts
                             (dollars in thousands)

                                                                             Additions
                                                             Balance of      Charged to                       Balance at
                                                             Beginning       Costs and                           End
                                                             of Period        Expenses       Deductions       of Period
                                                             ---------        --------       ----------       ---------
Successor
31 Weeks Ended December 31, 1996 (12 months)
Allowance for doubtful accounts                               $2,487           $1,038          $2,185           $1,340
Allowance for cash discounts and returns                       3,937           14,123           8,641            9,419
Predecessor
21 Weeks Ended May 23, 1996
Allowance for doubtful accounts                                1,366            1,914             793            2,487
Allowance for cash discounts and returns                       7,852            4,331           8,246            3,937
Year Ended December 31, 1995
Allowance for doubtful accounts                                1,461              159             254            1,366
Allowance for cash discounts and returns                       7,917           16,075          16,660            7,852
Year Ended December 31, 1994
Allowance for doubtful accounts                                  451            1,336             326            1,461
Allowance for cash discounts and returns                       5,795           18,977          16,855            7,917