Form 10-Q
period 1997-03-29
REMINGTON PRODUCTS CO LLC
filed 1997-05-13
CIK 1017710

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934--For the quarter ended March 29, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                        Remington Products Company, L.L.C.
               (Exact name of registrant as specified in its charter)

     Delaware                                      06-1451079
-------------------------------             ---------------------------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)                 Identification No.)

60 Main Street, Bridgeport, Connecticut               06604
----------------------------------------    ---------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:     (203) 367-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class              Name of each exchange on which registered
      None                                        None
-----------------------          -------------------------------------------

       Securities registered pursuant to Section 12(g) of the Act:

            11% Series B Senior Subordinated Notes due 2006
            -----------------------------------------------
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes x    No
                                                  ----    -----

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 29, 1997

                                     INDEX


                                                                                     PAGE
                                                                                 -------------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

              Consolidated Balance Sheets-
               March 29, 1997 and December 31, 1996                                   3

              Consolidated Statements of Operations-
               For the three months ended March 29, 1997 (Successor)
               and March 30, 1996 (Predecessor)                                       4

              Consolidated Statements of Cash Flows-
               For the three months ended March 29, 1997 (Successor)
               and March 30, 1996 (Predecessor)                                       5

              Notes to Unaudited Consolidated Financial Statements                    6


Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    7

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                        9

              Signature                                                              10

                       Remington Products Company, L.L.C.
                          Consolidated Balance Sheets
                            (unaudited in thousands)

                                                                        MARCH 29,   DECEMBER 31
                                                                          1997         1996
                                                                      ------------ --------------

ASSETS

Current assets:

   Cash and cash equivalents........................................     $  2,175     $  7,199

   Accounts receivable, less allowance for doubtful accounts of
     $902 in 1997 and $1,340 in 1996................................       21,477       54,262

   Inventories......................................................       62,798       63,785

   Prepaid and other current assets.................................        2,678        4,212
                                                                      ------------ --------------

      Total current assets..........................................       89,128      129,458

   Property, plant and equipment, net...............................       14,598       13,982

   Intangibles, net.................................................       62,032       62,520

   Other assets.....................................................        8,680        8,863
                                                                      ------------ --------------

      Total assets..................................................     $174,438     $214,823
                                                                      ------------ --------------
                                                                      ------------ --------------

LIABILITIES AND MEMBERS' DEFICIT

Current Liabilities:

  Accounts payable..................................................     $  6,824     $ 16,414

  Short-term borrowings.............................................          107        1,153

  Current portion of long-term debt.................................        1,040        1,067

  Accrued liabilities...............................................       22,879       32,964
                                                                      ------------ --------------
      Total current liabilities.....................................       30,850       51,598

Long-term debt......................................................      154,256      169,411

Other liabilities...................................................        1,517        1,521

Commitments and contingencies

Members' deficit:

  Members' deficit..................................................      (11,361)      (7,351)

  Cumulative translation adjustment.................................         (824)        (356)
                                                                      ------------ --------------

     Total members' deficit.........................................      (12,185)      (7,707)
                                                                      ------------ --------------

     Total liabilities and members' deficit.........................     $174,438     $214,823
                                                                      ------------ --------------
                                                                      ------------ --------------


              See notes to unaudited consolidated financial statements.

                      Remington Products Company, L.L.C.
                    Consolidated Statements of Operations
                          (unaudited in thousands)

                                                                        Three Months Ended
                                                                     -------------------------

                                                                      March 29,    March 30,
                                                                        1997          1996
                                                                     -----------  ------------
                                                                     (Successor)  (Predecessor)

Net sales..........................................................   $  36,437    $   32,697

Cost of sales......................................................      21,280        18,663
                                                                     -----------  ------------

    Gross profit...................................................      15,157        14,034

Selling, general and administrative................................      14,962        14,440

Amortization of intangibles........................................         484           406
                                                                     -----------  ------------

    Operating loss.................................................        (289)         (812)

Interest expense...................................................       4,665         1,381

Other expense (income).............................................        (655)          (94)
                                                                     -----------  ------------

    Loss before income taxes.......................................      (4,299)       (2,099)

Provision (benefit) for income taxes...............................        (289)          (71)
                                                                     -----------  ------------

    Net loss.......................................................   $  (4,010)   $   (2,028)
                                                                     -----------  ------------
                                                                     -----------  ------------

Net loss applicable to common units................................   $  (6,008)
                                                                     -----------
                                                                     -----------


               See notes to unaudited consolidated financial statements.

                      Remington Products Company, L.L.C.
                    Consolidated Statements of Cash Flows
                         (unaudited in thousands)

                                                                         Three Months Ended
                                                                     --------------------------
                                                                      March 29,     March 30,
                                                                        1997          1996
                                                                     -----------  -------------
                                                                     (Successor)  (Predecessor)

Cash flows from operating activities:

  Net loss.........................................................   $  (4,010)    $  (2,028)

  Adjustment to reconcile net loss to net cash provided by operating activities:

  Depreciation.....................................................         480           891

  Amortization of intangibles......................................         484           406

  Amortization of deferred financing fees..........................         275           156

  Deferred income taxes............................................        (339)         (165)

  Foreign currency forward gain....................................      (1,459)        --

  Changes in assets and liabilities:

    Accounts receivable............................................      32,785        40,566

    Inventories....................................................         987        (6,307)

    Accounts payable...............................................      (9,590)       (1,976)

    Accrued liabilities............................................      (8,630)      (15,016)

    Other, net.....................................................      (1,615)        1,342
                                                                     -----------  -------------

      Cash provided by operating activities........................       9,368        17,869
                                                                     -----------  -------------

Cash flows from investing activities:

  Capital expenditures.............................................      (1,137)         (668)

  Proceeds from working capital adjustment.........................       2,500         --
                                                                     -----------  -------------

     Cash provided by (used in) investing activities...............       1,363          (668)
                                                                     -----------  -------------

Cash flows from financing activities:

  Net repayments under term loan facilities........................        (189)       (1,800)

  Net repayments under credit facilities...........................     (15,466)      (15,057)

  Other, net.......................................................        (100)          951
                                                                     -----------  -------------

     Cash used in financing activities.............................     (15,755)      (15,906)
                                                                     -----------  -------------

Increase (decrease) in cash and cash equivalents...................      (5,024)        1,295

Cash and cash equivalents, beginning of period.....................       7,199         6,805
                                                                     -----------  -------------

     Cash and cash equivalents, end of period......................   $   2,175     $   8,100
                                                                     -----------  -------------
                                                                     -----------  -------------
Supplemental cash flow information:

  Interest paid....................................................   $     710     $   1,495

  Income taxes paid................................................   $     589     $     479


                 See notes to unaudited consolidated financial statements.

                Remington Products Company, L.L.C. and Subsidiaries
               Notes to (Unaudited) Consolidated Financial Statements

1.  Basis of Presentation

    Remington Products Company, L.L.C., a Delaware limited liability company, (the "Company") was formed to acquire the operations of Remington Products Company and its subsidiaries ("RPC"). The acquisition, which was effective on May 23, 1996 (the "Closing Date"), was accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions. The consolidated balance sheets as of March 29, 1997 and December 31, 1996 and the consolidated results of operations and cash flows for the three months ended March 29, 1997 include the accounts of Remington Products Company, L.L.C., the "Successor" company, and its wholly-owned subsidiaries following the Closing Date. The statements also include results of operations and cash flows of RPC, the "Predecessor" company, prior to the Closing Date.

    The statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles, and reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended December 31, 1996.

2.  Inventories

    Inventories were comprised of the following (in thousands):

                                                             MARCH 29,   DECEMBER 31,
                                                               1997          1996
                                                            -----------  ------------

              Finished goods..............................   $  57,538    $   59,205

              Work in process.............................       5,241         4,556

              Raw materials...............................          19            24
                                                            -----------  ------------
                                                             $  62,798    $   63,785
                                                            -----------  ------------
                                                            -----------  ------------

3.  Income Taxes

    Federal income taxes on net earnings of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for Federal income taxes for the Company. However, certain state and local jurisdictions do not recognize L.L.C. status for taxing purposes and require taxes to be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes. In jurisdictions where L.L.C. status is not recognized or foreign corporate subsidiaries exist, deferred taxes on income are provided for as temporary differences between the financial and tax basis of assets and liabilities.

4.  Commitments and Contingencies

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

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

GENERAL

    The Company manufactures and markets men's and women's electrical personal care appliances. The Company distributes on a worldwide basis men's and women's electric shavers and accessories, women's personal care appliances including hair setters, curling irons and hair dryers, men's electric grooming products, travel products and other small electric consumer appliances. In addition to its U.S. merchandising and manufacturing operations, the Company has merchandising subsidiaries in the United Kingdom, Canada, Germany, Australia and New Zealand and branch offices in France and South Africa. The Company markets products throughout Europe, the Middle East, Africa, Asia and a portion of South America through its subsidiary in the United Kingdom and distributes products to Japan, Central America and the remainder of South America from its U.S. headquarters.

    Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives more than 40% of its annual net sales in the fourth quarter of each year while incurring losses in the first quarter of each year. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year.

                                                                           Successor            Predecessor
                                                                      --------------------  --------------------
                                                                       Three Months Ended    Three Months Ended
                                                                         March 29, 1997        March 30, 1996
                                                                      --------------------  --------------------
                                                                          $          %          $          %
                                                                      ---------  ---------  ---------  ---------
Net Sales:

  U.S.............................................................     $ 16.0       44.0     $ 14.5       44.3

  U.S. service stores.............................................        6.4       17.6        5.6       17.1

  International...................................................       14.0       38.4       12.6       38.6
                                                                      ---------  ---------  ---------  ---------

                                                                         36.4      100.0       32.7      100.0

Cost of sales.....................................................       21.2       58.5       18.7       57.2
                                                                      ---------  ---------  ---------  ---------

Gross profit......................................................       15.2       41.5       14.0       42.8

Selling, general and administrative...............................       15.0       40.9       14.4       44.0

Amortization of intangibles.......................................        0.5        1.4        0.4        1.2
                                                                      ---------  ---------  ---------  ---------

Operating loss....................................................       (0.3)      (0.8)      (0.8)      (2.4)

Interest expense..................................................        4.7       12.9        1.4        4.3

Other expense (income)............................................       (0.7)      (1.9)      (0.1)      (0.3)
                                                                      ---------  ---------  ---------  ---------

Loss before income taxes..........................................       (4.3)     (11.8)      (2.1)      (6.4)

Provision (benefit) for income taxes..............................       (0.3)      (0.8)      (0.1)      (0.3)
                                                                      ---------  ---------  ---------  ---------

Net loss..........................................................     $ (4.0)     (11.0)    $ (2.0)      (6.1)
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

Results of Operations

FIRST QUARTER ENDED MARCH 1997 VERSUS MARCH 1996

    NET SALES. Net sales for the quarter ended March 29, 1997 were $36.4 million compared to $32.7 million for the quarter ended March 30, 1996, an increase of 11.4%. The increase was a result of strong domestic sales, including service store operations as well as sales growth across all major international regions except Canada.

    Net sales in the United States increased to $16.0 million in the first quarter of 1997 from $14.5 million in the first quarter of 1996, a 10.2% increase. This increase was principally due to an increase in net sales of personal care products, particularly hair dryers and grooming products, and, to a lesser extent, an increase in electric shaver sales.

    Net sales through the Company's U.S. service stores increased to $6.4 million in the first quarter of 1997 from $5.6 million in the first quarter of 1996, an increase of 14.3%. The increase is due to a 7.0% increase in same store sales and incremental sales from the addition of 12 new stores as compared to the first quarter of 1996.

    International net sales increased to $14.0 million in the first quarter of 1997 from $12.6 million in the first quarter of 1996, an increase of 11.1%, primarily on the strength of the U. K. and Australian operations. Net sales in the United Kingdom increased 13.4% in the first quarter of 1997 as a result of strong personal care product sales and an increase in shaver sales, while Australia increased 15.5% due mostly to the acquisition of a chain of three service stores in July 1996. German net sales were slightly ahead of the prior year quarter despite a weak economy, and Canadian net sales for the first quarter of 1997 were slightly below their 1996 level.

    GROSS PROFIT. Gross profit increased to $15.2 million, or 41.5% of net sales in the first quarter of 1997, from $14.0 million, or 42.8% of net sales in the first quarter of 1996. The decrease in the gross margin percentage is primarily attributable to a negative product mix and the impact of certain price reductions implemented in the middle of 1996.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased slightly in real dollars to $15.0 million, but decreased as a percentage of sales to 40.9% of sales in 1997 as compared to 44.0% of sales in 1996. The decline as a percentage of sales was driven by reduced promotional allowances and continued general and administrative expense controls.

    OPERATING LOSS. Operating loss in the first quarter of 1997 was $0.3 million compared to $0.8 million in the first quarter of 1996, primarily from earnings growth in the domestic business on higher sales.

    INTEREST EXPENSE. Interest expense increased to $4.7 million in the first quarter of 1997 from $1.4 million in the first quarter of 1996. The increase was due to $3.6 million in interest on the Senior Subordinated Notes issued in May 1996 which was partially offset by lower rates on the refinanced term and revolving credit borrowings.

    PROVISION FOR INCOME TAXES. The benefit for income taxes was $0.3 million for the first quarter of 1997 compared to a benefit of $0.1 million for the first quarter of 1996, and is generated primarily by the Company's U.K. operations.

Liquidity and Capital Resources

    Net cash from operating activities for the first three months of 1997 was $9.4 million, or an $8.5 million decrease versus the first three months of 1996. The primary reason for the shortfall versus the prior year was lower net receivable collections during the quarter as a result of the lower year end 1996 net sales and resulting receivable balance versus year end 1995. Despite the increase in interest expense, interest payments of $0.7 million were actually lower than the first quarter of 1996 due to the scheduled timing of semi-annual interest payments on the Senior Subordinated Notes.

    The Company's operations are not capital intensive. During the first quarter of 1997 and 1996, the Company's capital expenditures totaled $1.1 million and $0.7 million, respectively. In the first quarter of 1997, the Company also finalized the working capital adjustment with certain owners of the Predecessor company which resulted in cash proceeds of $2.5 million.

    The Company made scheduled principal payments on term loans of $0.2 million during the first quarter of 1997 and repaid $15.5 million of borrowings under the Company's revolving credit agreements with cash generated from operations and available cash as of year end.

    The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement provides for $70 million in Revolving Credit Facilities and $10 million in Term Loans. The Term Loans are repayable quarterly over six years. The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory and expire on June 30, 2002. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

                           PART II OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         10.1 Second Amendment, dated as of March 20, 1997 to the Credit and Guarantee Agreement dated as of May 23, 1996 among Remington, certain of its subsidiaries, various lending institutions, Fleet National Bank and Banque Nationale de Paris, as co-documentation agents, and Chemical Bank, as administrative agent.

         10.2 Employment Agreement made as of January 8, 1997 between Remington and Neil P. DeFeo.

         10.3 Option Agreement made as of January 8, 1997 between Remington and Neil P. DeFeo.

         27    Financial Data Schedule.


(b) Reports on Form 8-K

    During the quarter ended March 29, 1997, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REMINGTON PRODUCTS COMPANY, L.L.C.



                                    By: /s/ Kris J. Kelley
                                       ----------------------------------
                                       Kris J. Kelley, Vice President and
                                        Controller

Date: May 13, 1997