Form 10-K/A
period 1996-12-31
REMINGTON PRODUCTS CO LLC
filed 1997-08-12
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                           Commission file number 333-07429

                       Remington Products Company, L.L.C.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                          06-1451076
    ----------                                         -----------
(State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                     Identification No.)

                 60 Main Street, Bridgeport, Connecticut 06604
                 ----------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:       (203)  367-4400
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each class          Name of each exchange on which registered
                  None                                  None
          ----------------------             -----------------------
Securities  registered  pursuant to Section 12(g) of the Act:

                 11% Series B Senior Subordinated Notes due 2006
                 -----------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x/]

                                     PART I

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

Description of Business
    Products

    Electric Shavers. The Company is a leading distributor of men's and women's electric shavers. The Company's primary men's electric shaver lines are the Triple Foil(TM), Dual Foil/XLR(TM) , each with the Micro-Screen(R) cutting system, and rotary shavers while the primary women's electric shaver lines are the Ladies' wet/dry, the WER (Women's Electric Razor) and rotary shavers. The Company also manufactures and distributes electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), preshave products and cleaning agents. Electric shavers accounted for 44%, 44% and 47% of the Company's total net sales for the years ended December 31, 1996, 1995 and 1994 respectively.

    Women's Personal Care Appliances. Remington entered the women's personal care appliance market in the United States and expanded its presence overseas through the acquisition in December 1993 of the Clairol personal care appliance business from Bristol-Myers Squibb Company. These products consist primarily of hairsetters, hairdryers, make-up mirrors, curling irons and curling brushes. The Company's hairsetter products include flocked rollers (both dry and mist) and Remington Express Set(R) hairsetter, which heats in 90 seconds, the Smart Setter(R) hairsetter, which incorporates a new proprietary technology that indicates to users when optimum heat levels have been reached by changing the color of the rollers. Women's personal care appliances accounted for 28%, 30% and 27% of the Company's total net sales for the years ended December 31, 1996, 1995 and 1994, respectively.

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

     In the United States, the Company sells products through mass-merchant retailers such as Wal- Mart, K-Mart and Target, department stores such as Sears, catalog showrooms such as Service Merchandise, drug store chains including Walgreens, Eckerd and Revco, and Remington's own service stores. Throughout the United States, the Company's products are sold in excess of 10,000 retail outlets. Wal-Mart accounted for 17%, 16% and 16% of the Company's net sales during the years ended December 31, 1996, 1995 and 1994. No other customer has accounted for more than 10% of the Company's net sales during the years ended December 31, 1996, 1995, and 1994.

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

                       REMINGTON PRODUCTS COMPANY, L.L.C.


                                    By:              /s/ Kris J. Kelley
                                  Kris J. Kelley, Vice President and Controller

Date:  August 12, 1997