Form 10-Q
period 1997-06-28
REMINGTON PRODUCTS CO LLC
filed 1997-08-12
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 28, 1997.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No _____

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 28, 1997

                                      INDEX



                                                                                                             PAGE
PART I.                       FINANCIAL INFORMATION
Item 1.                       Financial Statements (unaudited):
                              Consolidated Balance Sheets -
                                June 28, 1997 and December 31, 1996                                             3
                              Consolidated Statements of Operations -
                                For the three and six months ended June 28, 1997 and
                                June 29, 1996                                                                   4
                              Consolidated Statements of Cash Flows -
                                For the six months ended June 28, 1997 and
                                June 29, 1996                                                                   5
                              Notes to Unaudited Consolidated Financial Statements                              6

Item 2.                       Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                             7

PART II.                      OTHER INFORMATION
Item 6.                       Exhibits and Reports on Form 8-K                                                  10
                              Signature                                                                         11


                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited in thousands)



                                                                             June 28,           December 31,
                                                                              1997                 1996
                                                                           ------------          -----------

ASSETS

Current assets:
    Cash and cash equivalents                                               $  2,487             $   7,199

    Accounts receivable, less allowance for doubtful accounts
       of $895 in 1997 and $1,340 in 1996                                     27,155                54,262
    Inventories                                                               67,957                63,785
    Prepaid and other current assets                                           2,702                 4,212
                                                                            --------             ---------
            Total current assets                                             100,301               129,458
    Property, plant and equipment, net                                        15,687                13,982
    Intangibles, net                                                          61,536                62,520
    Other assets                                                               8,568                 8,863
                                                                            --------             ---------
            Total assets                                                    $186,092             $ 214,823
                                                                            ========             =========
LIABILITIES AND MEMBERS' DEFICIT

     Current   Liabilities:   Accounts  payable  $  9,189  $  16,414  Short-term
borrowings  746 1,153  Current  portion of  long-term  debt 1,051 1,067  Accrued liabilities 21,057 32,964 ---------  --------- Total current  liabilities 32,043
51,598

Long-term debt                                                               169,074              169,411
Other liabilities                                                              1,630                1,521
Commitments and contingencies
Members' deficit:
     Members' deficit                                                       (15,734)              (7,351)
     Cumulative translation adjustment                                         (921)                (356)
                                                                         -----------           -----------
            Total members' deficit                                          (16,655)              (7,707)
                                                                           ---------            ----------
            Total liabilities and members' deficit                          $186,092             $214,823
                                                                            ========             ========





                      See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited in thousands)


                              Three Months  Three Months Ended June 29, 1996        Six Months    Six Months Ended June 29, 1996
                                             --------------------------------                      -------------------------------
                                Ended        5 Weeks Ended     8 Weeks Ended            Ended        5 Weeks Ended   21 Weeks Ended
                               June 28,          June 29,          May 23,             June 28,         June 29,         May 23,
                                1997              1996             1996                 1997             1996             1996
                             ----------       ------------     --------------         -----------     -------------    -------------
                             (Successor)       (Successor)      (Predecessor)        (Successor)      (Successor)     (Predecessor)

Net sales                        $ 44,862          $ 23,155       $   24,016            $  81,299         $ 23,155       $   56,713
Cost of sales                      25,797            14,030           16,439               47,077           14,030           35,102
                                ----------        ----------      ------------          ----------        ---------      -----------
          Gross profit             19,065             9,125            7,577               34,222            9,125           21,611
Selling, general and
       administrative              17,486             7,225           23,472               32,448            7,225           37,912
Amortization of Intangibles           483               150              244                  967              150              650
                                ----------        ----------      -----------           ----------        ---------      -----------
         Operating income
                (loss)              1,096             1,750         (16,139)                  807            1,750         (16,951)
Interest expense                    4,528             1,931              847                9,193            1,931           2,228
Other expense (income)                379              (243)             (21)                (276)            (243)           (115)
                                ----------        ----------      -----------           ----------        ---------      ----------
    Income /(loss)before
         income taxes             (3,811)                62         (16,965)              (8,110)               62         (19,064)

Provision (benefit) for
       income taxes                  (58)               325            (802)                (347)              325            (873)
                                ----------        ----------      -----------           ----------        ---------      -----------
         Net loss                $(3,753)         $   (263)       $ (16,163)            $  (7,763)        $   (263)      $  (18,191)
                                ==========        ==========      ===========           ==========        =========      ===========
Net loss applicable to
      common units               $(5,810)         $(1,017)        $   -                 $ (11,818)        $ (1,017)      $     -
                                ==========        ==========      ===========           ==========        =========      ===========









 See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited in thousands)


                                                                 Six Months            Six Months Ended June 29, 1996
                                                                                       --------------------------------
                                                                     Ended                5 Weeks Ended     21 Weeks Ended
                                                                    June 28,                    June 29,        May 23,
                                                                     1997                         1996          1996
                                                                 -------------             ----------------  --------------
                                                                   (Successor)             (Successor)      (Predecessor)
Cash flows from operating activities:
  Net loss                                                         $   (7,763)        $     (263)        $   (18,191)
   Adjustment to reconcile net loss to net cash provided by
             (used in) operating activities:
       Depreciation                                                       989                193               1,355
       Amortization of intangibles                                        967                150                 650
       Amortization of deferred financing fees                            536                100                 262
       Deferred income taxes                                             (413)               245                (561)
       Foreign currency forward gain                                     (705)                 -                   -
       Changes in assets and liabilities:
          Accounts receivable                                          27,107             (3,698)             41,043
          Inventories                                                 (4,172)               (446)             (8,339)
          Accounts payable                                            (7,225)                495               1,187
          Accrued liabilities                                        (11,907)             (3,699)               (933)
          Other, net                                                    (730)                  -                (372)
                                                                   ----------         -----------        ------------
              Cash provided by (used in) operating activities         (3,316)             (6,923)             16,101
                                                                   ----------         -----------        ------------
Cash flows from investing activities:
   Capital expenditures                                                (2,562)              (141)             (1,310)
   Proceeds from working capital adjustment                             2,500                -                   -
   Payment for purchase of Company, net                                   -             (139,750)                -
                                                                   -----------        -----------        ------------
              Cash used in investing activities                          (62)           (139,891)             (1,310)
                                                                   -----------        -----------        ------------
Cash flows from financing activities:
    Proceeds from sale of Senior Subordinated Notes                        -             129,026                -
    Net repayments under term loan facilities                           (314)             (2,650)             (3,600)
    Net repayments under credit facilities                              (149)             (9,583)            (12,353)
    Equity investments (repurchases)                                    (620)             34,302                -
    Debt issuance costs                                                    -              (7,721)               -
    Other, net                                                          (251)                200                -
                                                                   -----------        -----------        ------------
              Cash provided by (used in) financing activities         (1,334)            143,574            (15,953)

Decrease in cash and cash equivalents                                 (4,712)             (3,240)            (1,162)
Cash and cash equivalents, beginning of period                         7,199               5,642              6,804
                                                                   -----------        -----------        ------------
            Cash and cash equivalents, end of period               $    2,487         $    2,402         $    5,642
                                                                   ===========        ===========        ============
Supplemental cash flow information:
       Interest paid                                               $    8,650         $      253         $     1,874
       Income taxes paid                                           $      682         $      752         $       440



      See notes to unaudited consolidated financial statements.

               Remington Products Company, L.L.C. and Subsidiaries
             Notes to (Unaudited) Consolidated Financial Statements

1.    BASIS OF PRESENTATION

      Remington Products Company, L.L.C., a Delaware limited liability company, (the "Company") was formed to acquire the operations of Remington Products Company and its subsidiaries ("RPC"). The acquisition, which was effective on May 23, 1996 (the "Closing Date"), was accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions. The consolidated balance sheets as of June 28, 1997 and December 31, 1996 and the consolidated results of operations and cash flows for the six months ended June 28, 1997 include the accounts of Remington Products Company, L.L.C., the "Successor" company, and its wholly-owned subsidiaries following the Closing Date. The statements also include results of operations and cash flows of RPC, the "Predecessor" company, prior to the Closing Date.

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

2.    INVENTORIES

       Inventories were comprised of the following (in thousands):


                                                June 28,       December 31,
                                                  1997              1996
                                                --------       ------------

                     Finished goods             $63,259           $59,205
                     Work in process              4,673             4,556
                     Raw materials                   25                24
                                                --------         ----------
                                                $67,957           $63,785
                                                ========         ==========

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

    Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives more than 40% of its annual net sales in the fourth quarter of each year while incurring losses in the first quarter of each year. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year. To facilitate comparison of the operating results of the periods set forth below, results of operations for the three and six months ended June 29, 1996 were obtained by combining, without adjustment, the results of operations of the predecessor company for the eight and twenty-one weeks ended May 23, 1996 with those of the Company for the five weeks ended June
29, 1996.
                                             Three Months Ended                               Six Months Ended
                                 -------------------------------------------          --------------------------------
                                   June 28, 1997           June 29, 1996            June 28, 1997         June 29, 1996
                               --------------------      ----------------------   -------------------  ----------------------------
                                    Successor         Predecessor and Successor     Successor          Predecessor and Successor

                                   $           %          $             %            $            %                $             %
                                 ----         ----       ----          ----         ----         ----             ----         ----
     Net Sales:
        U.S.                     $18.9        42.0      $23.6          50.0         $34.9          42.9           $38.1         47.7
        U.S. service stores        7.7        17.3        6.8          14.4          14.1          17.4            12.4         15.5
        International             18.3        40.7       16.8          35.6          32.3          39.7            29.4         36.8
                                ------      ------     -------       ------        -------       -------      ---------       ------
                                  44.9       100.0       47.2         100.0          81.3         100.0            79.9        100.0
     Cost of sales                25.8        57.5       30.5          64.6          47.1          57.9            49.2         61.5
                                ------      ------     -------       ------        -------       -------      ---------       ------
     Gross profit                 19.1        42.5       16.7          35.4          34.2          42.1            30.7         38.5
     Selling, general and
           administrative         17.5        39.0       30.7          65.1          32.4          39.9            45.1         56.5
     Amortization of
            intangibles            0.5         1.1        0.4           0.8           1.0           1.2             0.8          1.0
                                ------      ------     -------       -------       -------       -------      ----------      ------
     Operating income
           (loss)                  1.1         2.4      (14.4)        (30.5)          0.8           1.0          (15.2)       (19.0)
     Interest expense              4.5        10.1        2.8           5.9           9.2          11.3             4.2         5.2
     Other expense
           (income)                0.4         0.8       (0.3)         (0.6)         (0.3)         (0.3)           (0.4)       (0.4)
                                ------      ------     -------       -------       -------       -------       ---------      ------
     Loss before income
           taxes                 (3.8)       (8.5)      (16.9)        (35.8)         (8.1)        (10.0)          (19.0)      (23.8)
     Provision (benefit)
         for income taxes        (0.1)       (0.1)       (0.5)         (1.0)         (0.3)         (0.4)           (0.5)       (0.7)
                                ------      ------     -------       -------       -------       -------       ---------      ------

     Net loss                   $(3.7)       (8.4)    $(16.4)        (34.8)        $(7.8)         (9.6)         $(18.5)       (23.1)
                                ======      ======    =======        =======       =======       =======        =======       ======

RESULTS OF OPERATIONS

Second Quarter Ended June 1997 Versus June 1996

    NET SALES. Net sales for the quarter ended June 28, 1997 were $44.9 million compared to $47.2 million for the quarter ended June 29, 1996, a decrease of 4.9%. The sales decline occurred in the domestic business, while international net sales were up across all major international regions due to investments in additional sales and distribution programs. Domestic Service Stores also experienced a sales increase.

     Net sales in the United States decreased to $18.9 million in the second quarter of 1997 from $23.6 million in the second quarter of 1996. This decrease was due primarily to the anticipated lower sales of certain men's shavers. Men's shaver sales were impacted by the decision to not repeat certain promotional programs which had been offered during last year's second quarter, as well as by the transition from the current to the updated line of dual MicroScreen(R) shavers to be introduced in the third quarter of 1997. Domestic sales of personal care products were also down, due primarily to competitive actions in hairsetters.

    Net sales through the Company's U.S. service stores increased to $7.7 million in the second quarter of 1997 from $6.8 million in the second quarter of 1996. The increase is due to a 3.0% increase in same store sales and incremental sales from new store openings as compared to the second quarter of 1996.

     International net sales increased to $18.3 million in the second quarter of 1997 from $16.8 million in the second quarter of 1996, primarily on the strength of the U. K. and Australian operations. Net sales in the United Kingdom increased 7.1% in the second quarter of 1997 as a result of strong personal care product sales, while net sales in Australia increased 16.7% due to sales of new products and incremental sales from the acquisition of a small chain of stores in July 1996. An increase in Canadian net sales for the quarter were offset by lower German net sales due to a continuing weak economy.

     GROSS PROFIT. Gross profit increased to $19.1 million, or 42.5% of net sales in the second quarter of 1997, from $16.7 million, or 35.4% of net sales in the second quarter of 1996. The significant increase in the gross margin percentage is primarily attributable to the effect of certain non-cash or non-recurring charges related to the Company's recapitalization in May 1996. After restatement for the non-cash or non-recurring charges, margins were approximately one percentage point higher in the 1997 quarter than in the comparable quarter in 1996.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $17.5 million, or 39.0% of net sales in the second quarter of 1997, as compared to $30.7 million or 65.1% of net sales in 1996. The decrease was primarily due to various non-cash or non-recurring charges in the 1996 quarter, the most significant of which were $10.9 million of costs and obligations paid out in conjunction with the Company's recapitalization in May 1996, and a charge of $1.3 million related to the bankruptcy of the Company's largest customer in Canada. In addition, the decline as a percentage of sales was impacted by reduced promotional allowances and continued general and administrative expense controls

    OPERATING INCOME. Operating income in the second quarter of 1997 was $1.1 million compared to an operating loss of $14.4 million in the second quarter of 1996, primarily due to the non-cash or non-recurring charges in the prior year.

    INTEREST EXPENSE. Interest expense increased to $4.5 million in the second quarter of 1997 from $2.8 million in the second quarter of 1996. The increase was due to $2.2 million in additional interest on the Senior Subordinated Notes issued in May 1996 which was partially offset by lower rates on the refinanced term and revolving credit borrowings.

     PROVISION FOR INCOME TAXES The benefit for income taxes was $0.1 million for the second quarter of 1997 compared to a benefit of $0.5 million for the second quarter of 1996, and is generated primarily by the Company's U.K. operations.

Six Months Ended June 1997 Versus June 1996

     NET SALES. Net sales for the six months ended June 28, 1997 were $81.3 million compared to $79.9 million for the six months ended March 30, 1996. The slight increase was a result of strong international and service store sales and lower domestic results.

     Net sales in the United States decreased to $34.9 million in the first six months of 1997 from $38.1 million in the first six months of 1996. This decrease was principally due to anticipated lower sales of certain men's shavers and lower sales of personal care products.

     Net sales through the Company's U.S. service stores increased to $14.1 million in the first six months of 1997 from $12.4 million in the first six months of 1996. The increase is due to a 5% increase in same store sales and incremental sales from the addition of 13 new stores as compared to the second quarter of 1996.

     International net sales increased to $32.3 million in the first six months of 1997 from $29.4 million in the first six months of 1996, primarily on the strength of the U. K. and Australian operations. Net sales in the United Kingdom increased 9.6% in the first six months of 1997 as a result of strong personal care product sales, while Australia increased 16.2% due to the acquisition of a chain of three service stores in July 1996 and new product sales. German net sales lagged behind the prior year six months due to a continued weak economy and negative currency impacts, while Canadian net sales for the first six months of 1997 were ahead of their 1996 level despite the loss of its largest customer to bankruptcy in June 1996.

     GROSS PROFIT. Gross profit increased to $34.2 million, or 42.1% of net sales in the first six months of 1997, from $30.7 million, or 38.5% of net sales in the first six months of 1996. The increase in the gross margin percentage is primarily attributable to the effect of certain non-recurring charges related to the Company's recapitalization in May 1996. After restatement for the non-cash or non-recurring charges, margins were essentially flat between the 1997 and 1996 periods.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $32.4 million, or 39.9% of sales, in 1997 as compared to $45.1 million, or 56.5% of sales, in 1996. The decline is primarily due to the non-cash or non-recurring charges in the prior year as well as the impact of continued general and administrative expense controls.

     OPERATING INCOME. Operating income in the first six months of 1997 was $0.8 million compared to an operating loss of $15.2 million in the first six months of 1996, primarily due to the non-cash or non-recurring charges in the prior year.

     INTEREST EXPENSE. Interest expense increased to $9.2 million in the first six months of 1997 from $4.2 million in the first six months of 1996. The increase was due to $5.8 million in additional interest on the Senior Subordinated Notes issued in May 1996 which was offset by lower rates on the refinanced term and revolving credit borrowings.

     PROVISION FOR INCOME TAXES. The benefit for income taxes was $0.3 million for the first six months of 1997 compared to a benefit of $0.5 million for the first six months of 1996, and is generated primarily by the Company's U.K. operations which generally incurs losses in the first half of the year due to the seasonality of its business.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities for the first six months of 1997 was $3.3 million versus a cash source of $9.2 million during the first six months of 1996. The primary reasons for the year-to-year difference were lower net receivable collections during the period as a result of the lower year end 1996 net sales and resulting receivable balance versus year end 1995, as well as decreases in accruals and payables.

    The Company's operations are not capital intensive. During the first half of 1997 and 1996, the Company's capital expenditures totaled $2.6 million and $1.5 million, respectively, with the increase primarily due to spending on tooling and other capital equipment for the new men's premier shaver line to be introduced in 1998. In the first quarter of 1997, the Company also finalized the working capital adjustment with certain owners of the Predecessor company which resulted in cash proceeds of $2.5 million.

    The Company made scheduled principal payments on term loans of $0.3 million during the first half of 1997 and repaid $0.2 million in net borrowings under the Company's Revolving Credit Agreement. The Company also repurchased $0.6 million in Common Units from former officers of the Company during the second quarter of 1997. The higher interest payments arose because of the semi-annual interest payments on the Senior Subordinated Notes issued in conjunction with the reorganization of the Company in May 1996.

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


                            PART II OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
      10.1 Third Amendment,dated as of May 16, 1997 to the Credit and Guarantee Agreement dated as of May 23, 1996 among Remington, certain of its subsidiaries, various lending institutions, Fleet National Bank and Banque Nationale de Paris, as co-documentation agents, and Chemical Bank, as administrative agent.

      27   Financial Data Schedule

 (b)  Reports on Form 8-K

       During the quarter ended June 28, 1997, the Registrant did not file any reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REMINGTON PRODUCTS COMPANY, L.L.C.


                                            By:              /s/ Kris J. Kelley
                                                -------------------------------
                                   Kris J. Kelley, Vice President and Controller

Date:  August 12, 1997