Form 10-Q
period 1997-06-30
REMINGTON PRODUCTS CO LLC
filed 1997-11-07
CIK 1017710

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
             (Exact name of registrant as specified in its charter)

         Delaware                                         06-1451076
------------------------------                         -----------------------
(State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                      Identification No.)

      60 Main Street, Bridgeport, Connecticut                  06604
----------------------------------------------               -----------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (203)  367-4400
                                                       -----------------
Securities registered pursuant to Section 12(b) of the Act:

   Title of Each class        Name of each exchange on which registered
            None                                  None
   -------------------        -----------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:
          -----------------------------------------------------------
                 11% Series B Senior Subordinated Notes due 2006
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No _____

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX




PART I.     FINANCIAL INFORMATION                                     PAGE
Item 1.     Financial Statements (unaudited):
            Consolidated Balance Sheets -
              September 30, 1997 and December 31, 1996                  3

            Consolidated Statements of Operations -
              For the three and nine months ended September 30, 1997
              and September 28, 1996                                    4

            Consolidated Statements of Cash Flows -
              For the nine months ended September 30, 1997 and
              September 28, 1996                                        5

            Notes to Unaudited Consolidated Financial Statements        6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                            11

            Signature                                                   11


                                  Remington Products Company, L.L.C.
                                      Consolidated Balance Sheets
                                       (unaudited in thousands)



                                                                           September 30,       December 31,
                                                                               1997                1996
                                                                           ------------        ------------
ASSETS

Current assets:
    Cash and cash equivalents                                               $ 1,293            $  7,199
    Accounts receivable, less allowance for doubtful accounts
     of $626 in 1997 and $1,340 in 1996                                      43,046              54,262
    Inventories                                                              78,335              63,785
    Prepaid and other current assets                                          2,149               4,212
                                                                            --------            -------
            Total current assets                                            124,823             129,458

    Property, plant and equipment, net                                       16,071              13,982
    Intangibles, net                                                         61,046              62,520
    Other assets                                                              8,378               8,863

            Total assets                                                   $210,318            $214,823
                                                                           ========            ========
LIABILITIES AND MEMBERS' DEFICIT
    Current Liabilities:
    Accounts payable                                                       $ 19,354            $ 16,414
    Short-term borrowings                                                     1,969               1,153
    Current portion of long-term debt                                         1,069               1,067
    Accrued liabilities                                                      22,693              32,964
                                                                             ------              ------
            Total curret liabilities                                         45,085              51,598

Long-term debt                                                              180,290             169,411
Other liabilities                                                             1,622               1,521

Members' deficit:
     Members' deficit                                                       (15,476)             (7,351)
     Cumulative translation adjustment                                       (1,203)               (356)
                                                                            --------            --------
            Total members' deficit                                          (16,679)             (7,707)
                                                                            --------            --------
            Total liabilities and members' deficit                          $210,318            $214,823
                                                                           =========            ========




                      See notes to unaudited consolidated financial statements.

                                     Remington Products Company, L.L.C.
                                    Consolidated Statements of Operations
                                          (unaudited in thousands)


                                                                                            Nine Months Ended September 28, 1996
                                     Three Months       Three Months       Nine Months     --------------------------------------
                                        Ended              Ended             Ended           18 Weeks Ended        21 Weeks Ended
                                     September 30,     September 28,      September 30,       September 28,            May 23,
                                         1997               1996              1997                 1996                 1996
                                   ---------------     -------------       ------------    -----------------       ---------------
                                                                                               (Successor)         (Predecessor)
Net sales                               $ 59,577          $ 60,369           $140,876          $ 83,524            $ 56,713
Cost of sales                             34,179            37,549             81,256            51,579              35,102
                                        --------          --------           --------          --------            --------
          Gross profit                    25,398            22,820             59,620            31,945              21,611
Selling, general and
    administrative                        19,294            17,608             51,742            24,833              37,912
Amortization of intangibles                  485               698              1,452               848                 650
                                        --------           -------           --------          --------            --------
      Operating income (loss)              5,619             4,514              6,426             6,264             (16,951)

Interest expense                           4,813             4,794             14,006             6,725               2,228
Other expense (income)                      (133)               (6)              (409)             (249)               (115)
                                        ---------          --------          ---------         ---------           ---------
    Income (loss) before
          income taxes                       939              (274)            (7,171)             (212)             (19,064)

Provision (benefit) for
     income taxes                            681               627                334                952                (873)
                                        ---------          --------           ----------        ----------          ---------
       Net income (loss)                $    258          $   (901)          $ (7,505)          $ (1,164)           $(18,191)
                                        =========         =========          ===========        ===========         =========
Net loss applicable to
    common units                        $ (1,861)         $ (2,756)          $(13,679)          $ (3,773)           $    -
                                        =========         =========          ===========        ==========          ==========





            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited in thousands)


                                                                                   Nine Months Ended September 28, 1996
                                                             Nine Months           -------------------------------------
                                                                 Ended                18 Weeks Ended     21 Weeks Ended
                                                             September 30,             September 28,         May 23,
                                                                 1997                     1996                1996
                                                             --------------          ----------------    ---------------
                                                                                       (Successor)       (Predecessor)

Cash flows from operating activities:
   Net loss                                                       $(7,505)            $   (1,164)         $(18,191)
   Adjustment to reconcile net loss to net cash provided by
                   (used in) operating activities:

       Depreciation                                                 1,812                    715             1,355
       Amortization of intangibles                                  1,452                    848               650
       Amortization of deferred financing fees                        805                    382               262
       Deferred income taxes                                          (37)                   458              (561)
       Foreign currency forward gain                                 (940)                    -                 -
       Changes in assets and liabilities:
          Accounts receivable                                      11,216                 (19,300)          41,043
          Inventories                                             (14,550)                (15,435)          (8,339)
          Accounts payable                                          2,940                   7,683            1,187
          Accrued liabilities                                      (9,230)                 10,418             (933)
          Other, net                                               (2,371)                 (2,403)            (372)
                                                                  --------              ----------         ---------
              Cash provided by (used in) operating activities     (16,408)                (17,798)          16,101
                                                                  --------              ----------         ---------
Cash flows from investing activities:

   Capital expenditures                                            (3,725)                  (998)           (1,310)
   Proceeds from working capital adjustment                         2,500                     -                 -
   Payment for purchase of Company, net                              -                  (142,032)               -
                                                                  --------              ---------           ---------
              Cash used in investing activities                    (1,225)              (143,030)           (1,310)
                                                                  --------              ---------           ---------
Cash flows from financing activities:

    Proceeds from sale of Senior Subordinated Notes                   -                  129,026                 -
    Net repayments under term loan facilities                       (757)                 (2,472)             (3,600)
    Net borrowings/(repayments) under credit facilities           13,355                   2,926             (12,353)
    Equity investments (repurchases)                                (620)                 34,302                 -
    Debt issuance costs                                               -                   (8,471)                -
    Other, net                                                      (251)                    200                 -
                                                                  -------                 --------           ---------
              Cash provided by (used in) financing activities      11,727                 155,511            (15,953)

Decrease in cash and cash equivalents                              (5,906)                 (5,317)            (1,162)
Cash and cash equivalents, beginning of period                      7,199                   5,642              6,804
                                                                 ---------            -----------        ------------
            Cash and cash equivalents, end of period             $  1,293             $       325        $     5,642
                                                                 =========            ============       ============

Supplemental cash flow information:
       Interest paid                                             $ 10,092             $     3,237        $     1,874
       Income taxes paid                                         $  1,715             $       579        $       440



            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
              Notes to Unaudited Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

     Remington Products Company, L.L.C., a Delaware limited liability company, (the "Company") was formed to acquire the operations of Remington Products Company and its subsidiaries ("RPC"). The acquisition, which was effective on May 23, 1996 (the "Closing Date"), was accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions. The consolidated balance sheets as of September 30, 1997 and December 31, 1996 and the consolidated results of operations and cash flows for the nine months ended September 30, 1997 include the accounts of Remington Products Company, L.L.C., the "Successor" company, and its wholly-owned subsidiaries following the Closing Date. The statements also include results of operations and cash flows of RPC, the "Predecessor" company, prior to the Closing Date.

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

        Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.    INVENTORIES

       Inventories were comprised of the following (in thousands):

                                             September 30,        December 31,
                                                  1997                 1996
                                             -------------        -------------

              Finished goods                  $72,394                 $59,205
              Work in process                   5,914                   4,556
              Raw materials                        27                      24
                                              =======                 =======
                                              $78,335                 $63,785

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company manufactures and markets men's and women's electrical personal care appliances. The Company distributes on a worldwide basis men's and women's electric shavers and accessories, women's personal care appliances including hairsetters, curling irons and hair dryers, men's electric grooming products, travel products and other small electric consumer appliances. In addition to its U.S. merchandising and manufacturing operations, the Company has merchandising subsidiaries in the United Kingdom, Canada, Germany, Australia and New Zealand and branch offices in France and South Africa. The Company markets products throughout Europe, the Middle East, Africa, Asia and a portion of South America through its subsidiary in the United Kingdom and distributes products to Japan, Central America and the remainder of South America from its U.S. headquarters.

     Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives more than 40% of its annual net sales in the fourth quarter of each year while incurring losses in the first quarter of each year. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year. To facilitate comparison of the operating results of the periods set forth below, results of operations for the nine months ended September 28, 1996 were obtained by combining, without adjustment, the results of operations of the predecessor company for the twenty-one weeks ended May 23, 1996 with those of the Company for the eighteen weeks ended September 28, 1996.


                                              Three Months Ended                                Nine Months Ended
                                 ----------------------------------------------    --------------------------------------------
                                September 30, 1997     September 28, 1996        September 30, 1997        September 28, 1996


                                   $           %          $            %              $          %            $          %
                                ------       -----      ------       -----         ------      ------      ------      -------
     Net Sales:
        U.S.                    $ 24.0        40.3      $28.5         47.2         $58.9        41.8       $66.6         47.5
        U.S. service stores        8.4        14.1        7.1         11.8          22.5        16.0        19.5         13.9
        International             27.2        45.6       24.8         41.0          59.5        42.2        54.1         38.6
                                 -----       -----      -----        -----         -----       -----      ------        ------
                                  59.6       100.0       60.4        100.0         140.9       100.0       140.2        100.0

     Cost of sales                34.2        57.4       37.6         62.3          81.3        57.7        86.7         61.8
                                 ------      -----      ------       ------
     Gross profit                 25.4        42.6       22.8         37.7          59.6        42.3        53.5         38.2
     Selling, general and
           administrative         19.3        32.4       17.6         29.1          51.7        36.7        62.7         44.7
     Amortization of
            intangibles            0.5         0.8        0.7          1.2           1.5         1.0         1.5          1.1
                                 ------      -----      ------       -------        -----       -----      ------        -----
     Operating income
           (loss)                  5.6         9.4        4.5           7.4           6.4        4.6       (10.7)        (7.6)
     Interest expense              4.8         8.1        4.8           7.9          14.0        9.9         9.0          6.4
     Other expense
           (income )              (0.2)       (0.2)        -             -           (0.4)      (0.3)       (0.4)        (0.3)
                                 ------      ------      ------       -------       -------     ------     ------        ------

     Income (loss) before
           income taxes            1.0         1.6       (0.3)         (0.5)         (7.2)      (5.1)      (19.3)        (13.7)
     Provision for
           income taxes            0.7         1.1        0.6           1.0           0.3        0.2         0.1          0. 1
                                 ------      ------      ------       -------        ------     -------    -------       -------

     Net income (loss)          $  0.3         0.4      $(0.9)         (1.5)        $(7.5)      (5.3)     $(19.4)        (13.8)
                                =======      ======     ======        =======       =======     ======    ========       ========


RESULTS OF OPERATIONS

Third Quarter Ended September 1997 Versus September 1996

     Net Sales. Net sales for the quarter ended September 30, 1997 were $59.6 million compared to $60.4 million for the quarter ended September 28, 1996, a decrease of 1.3%. The slight sales decline is attributable to the decline in the domestic business which was mostly offset by increased international net sales due to investments in additional sales and distribution programs. Domestic Service Stores also experienced a sales increase.

     Net sales in the United States decreased to $24.0 million in the third quarter of 1997 from $28.5 million in the third quarter of 1996. This decrease was due primarily to lower shaver and accessory sales due to the anticipated effects of transitioning from the current to the updated line of dual MicroScreen(R) shavers, which were introduced in the latter part of the third quarter of 1997, competitive actions in rotary shavers and the overall decline in the market for women's shavers. Domestic sales of personal care products were also down, due primarily to competitive actions in hairsetters. Inventory reductions by certain customers also contributed to the overall sales decline in the United States.

     Net sales through the Company's U.S. service stores increased to $8.4 million in the third quarter of 1997 from $7.1 million in the third quarter of 1996. The increase is due to incremental sales from new store openings as compared to the third quarter of 1996. Same store sales remained relatively flat compared to the third quarter of 1996.

     International net sales increased to $27.2 million in the third quarter of 1997 from $24.8 million in the third quarter of 1996, primarily on the strength of the United Kingdom and Australian operations. Net sales in the United Kingdom increased 23.9% in the third quarter of 1997 as a result of strong personal care product sales, while net sales in Australia increased 12.5% due to incremental sales from the acquisition of a small chain of service stores in 1996. These increases were somewhat offset by lower Canadian net sales for the quarter due to the timing of certain orders and lower German net sales due to a continuing weak economy.

     Gross Profit. Gross profit increased to $25.4 million, or 42.6% of net sales in the third quarter of 1997, from $22.8 million, or 37.7% of net sales in the third quarter of 1996. The significant increase in the gross margin percentage is primarily attributable to the effect of a $1.4 million non-recurring charge related to a write up of inventory required by accounting rules applicable to the Company's recapitalization in May 1996. After restatement for this non-recurring charge, margins were approximately one percentage point higher in the 1997 quarter than in the comparable quarter in 1996, due primarily to a positive sales mix impact within international business.
                                       -8-

     Selling, General and Administrative. Selling, general and administrative expenses increased to $19.3 million, or 32.4% of net sales in the third quarter of 1997, as compared to $17.6 million or 29.1% of net sales in 1996. The increase was primarily due to increased expenses related to the investments in additional sales and distribution programs.

     Operating Income. Operating income in the third quarter of 1997 was $5.6 million compared to $4.5 million in the third quarter of 1996. The increase is primarily the result of the increase in gross profit somewhat offset by the increase in selling, general and administrative expenses.

     Interest Expense. Interest expense of $4.8 million for the third quarter of 1997 remained fairly constant with the third quarter of 1996. Higher average outstanding borrowings on the Company's Senior Credit Agreement in the third quarter of 1997 were offset by slightly lower interest rates and fees.

     Provision for Income Taxes. Income tax expense was $0.7 million for the third quarter of 1997 compared to $0.6 million for the third quarter of 1996, and is generated primarily by the Company's United Kingdom operations.

Nine Months ended september 1997 versus september 1996

     Net Sales. Net sales for the nine months ended September 30, 1997 were $140.9 million compared to $140.2 million for the nine months ended September 28, 1996. The slight increase was a result of strong international and service store sales.

     Net sales in the United States decreased to $58.9 million in the first nine months of 1997 from $66.6 million in the first nine months of 1996. This decrease was principally due to lower sales of certain men's and women's shavers. Men's shaver sales were impacted by the effect of transitioning from the current to the updated line of dual MicroScreen(R) shavers introduced in the third quarter, competitive actions in rotary shavers, as well as the decision not to repeat certain promotional programs offered in the prior year. Women's shaver sales decreased due to the overall decline in the market for women's shavers. In addition, domestic sales of personal care products decreased due primarily to competitive actions in hairsetters. Inventory reductions by certain customers also contributed to the overall sales decline in the United States.

     Net sales through the Company's U.S. service stores increased to $22.5 million in the first nine months of 1997 from $19.5 million in the first nine months of 1996. The increase is due to a 3% increase in same store sales and incremental sales from the addition of 13 new stores as compared to the end of the third quarter of 1996.

     International net sales increased to $59.5 million in the first nine months of 1997 from $54.1 million in the first nine months of 1996, primarily on the strength of the United Kingdom and Australian operations. Net sales in the United Kingdom increased 16.4% in the first nine months of 1997 as a result of strong personal care product sales, while Australia increased 14.8% due to the acquisition of a small chain of service stores in 1996 and new product sales. German net sales lagged behind the prior year nine months due to a continued weak economy and negative currency impacts, while Canadian net sales for the first nine months of 1997 were essentially in line with their 1996 levels.

     Gross Profit. Gross profit increased to $59.6 million, or 42.3% of net sales in the first nine months of 1997, from $53.5 million, or 38.2% of net sales in the first nine months of 1996. The increase in the gross margin percentage is primarily attributable to the effect of certain non-recurring charges related to the Company's recapitalization in May 1996. After restatement for the non-cash or non-recurring charges, margins were approximately one percentage point higher in the first nine months of 1997 versus the 1996 period.

     Selling, General and Administrative. Selling, general and administrative expenses decreased to $51.7 million, or 36.7% of sales, in 1997 as compared to $62.7 million, or 44.7% of sales, in 1996. The decline is primarily due to various non-cash or non-recurring charges in the second quarter of 1996, the most significant of which were $10.9 million of costs and obligations paid out in conjunction with the Company's recapitalization in May 1996, and a charge of $1.3 million related to the bankruptcy of the Company's largest customer in Canada.

     Operating Income. Operating income in the first nine months of 1997 was $6.4 million compared to an operating loss of $10.7 million in the first nine months of 1996, primarily due to the non-cash or non- recurring charges in the prior year.

     Interest Expense. Interest expense increased to $14.0 million in the first nine months of 1997 from $9.0 million in the first nine months of 1996. The increase was due to $5.8 million in additional interest on the Senior Subordinated Notes issued in May 1996 which was somewhat offset by lower rates on the refinanced term and revolving credit borrowings.

     Provision for Income Taxes. Income tax expense was $0.3 million for the first nine months of 1997 compared to $0.1 million for the first nine months of 1996, and relates primarily to the Company's Australian and Canadian operations.

     Liquidity and Capital Resources.

     Net cash used in operating activities for the first nine months of 1997 was $16.4 million versus $1.7 million during the first nine months of 1996. The primary reason for the year-to-year difference were lower net receivable collections during the period as a result of the lower year end 1996 net sales and resulting receivable balance versus year end 1995.

     The Company's operations are not capital intensive. During the first nine months of 1997 and 1996, the Company's capital expenditures totaled $3.7 million and $2.3 million, respectively, with the increase primarily due to spending on tooling and other capital equipment for the new men's premier shaver line to be introduced in 1998. In the first quarter of 1997, the Company finalized the working capital adjustment with certain owners of the Predecessor company which resulted in cash proceeds of $2.5 million.

     The Company made scheduled principal payments on term loans of $0.8 million during the first nine months of 1997 and increased borrowings by $13.4 million under various revolving credit agreements. The Company also repurchased $0.6 million in Common Units from former officers of the Company during the second quarter of 1997. The higher interest payments arose because of the semi-annual interest payments on the Senior Subordinated Notes issued in conjunction with the reorganization of the Company in May 1996.

     The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement provides for $70 million in Revolving Credit Facilities and $10 million in Term Loans. The Term Loans are repayable quarterly over six years. The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory and expire on June 30, 2002. As of September 30, 1997, availability on the Revolving Credit Facilities was approximately $17.3 million. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

                            PART II OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule.

 (b)  Reports on Form 8-K

     During the quarter ended September 30, 1997, the Registrant did not file any reports on Form 8-K.







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

Date:  November 9, 1997