Form 10-K
period 1997-12-31
REMINGTON PRODUCTS CO LLC
filed 1998-03-27
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1997.

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429


                       Remington Products Company, L.L.C.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     06-1451076
----------------------------------                ----------------------
(State or other jurisdiction of                   (IRS Employer
  incorporation or organization)                   Identification No.)

60 Main Street, Bridgeport, Connecticut                06604
---------------------------------------           -----------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (203)  367-4400
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class                  Name of each exchange on which registered
       None                                           None
--------------------                  ----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                 11% Series B Senior Subordinated Notes due 2006
                     --------------------------------------
                                (Title of Class)


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

ITEM 1. Business

General

    Remington Products Company, L.L.C. (the "Company" or "Remington") is a major manufacturer and marketer of men's and women's electrical personal care appliances. The Company distributes on a worldwide basis men's and women's electric shavers and accessories, women's personal care appliances, including hairsetters, curling irons and hair dryers, men's electric grooming products, travel products and other small electric consumer appliances.

    The Company is a Delaware limited liability company that will continue in existence until December 31, 2016 or dissolution prior thereto as determined under the Company's LLC Agreement.


Description of Business

    Products

    Electric Shavers. The Company's primary men's electric shaver line is the MicroScreen(R) line of single, dual and triple foil shavers, each with the MicroScreen(R) cutting system. In addition, the Company also has a line of men's Dual Track(TM), rotary shavers and certain specialty shavers such as the "sport shaver". The Company has recently introduced its new Intercept(TM) line of premium shavers, with the intercept shaving system that sandwiches a trimmer-style cutter between two foil heads. The women's electric shaver lines primarily include the women's wet/dry Dual Foil shaver, the women's wet/dry battery operated shaver and the wet/dry Swirl(TM) rotary shavers. The Company also manufactures and distributes electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), preshave products and cleaning agents. Electric shavers and shaver accessories accounted for approximately 42%, 44% and 44% of the Company's total net sales for the years ended December 31, 1997, 1996 and 1995 respectively.

     Women's Personal Care Appliances. Women's personal care appliances consist primarily of hairsetters, hair dryers, curling irons, hot air brushes and make-up mirrors. The Company's hairsetter products include flocked rollers (both dry and mist), and Remington Express Set(R) hairsetter, which heats in 90 seconds, the Smart Setter(R) hairsetter, which incorporates a proprietary technology that indicates to users when optimum heat levels have been reached by changing the color of the rollers, and the Style Setter(R) hairsetter. Women's personal care appliances accounted for approximately 25%, 28% and 30% of the Company's total net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

     Men's Grooming Products. Men's grooming products consist of beard and mustache trimmers, nose hair and ear hair trimmers and home haircut kits.

     Other Products. Remington's travel appliances consist of products that provide personal grooming and other general household functions for domestic and international travel. These items include travel hair dryers, steamers, irons, voltage converter/adapter plugs and shavers. In the home health appliance product category, Remington sells foot spas and back massagers currently outside the United States, as well as other small appliances such as vacuums.

Distribution

     The Company's products are sold in the United States and internationally in over 85 countries through mass merchandisers, catalog showrooms, drug store chains and department stores in addition to the Company's 112 service stores.

     In the United States, the Company sells products through mass-merchant retailers such as Wal-Mart, K-Mart and Target, department stores such as Sears, catalog showrooms such as Service Merchandise, drug store chains including Walgreens, Eckerd and Revco, and Remington's own service stores. Throughout the United States, the Company's products are sold in excess of 10,000 retail outlets.

     On a worldwide basis, Wal-Mart accounted for 15%, 16% and 16% of the Company's net sales during the years ended December 31, 1997, 1996 and 1995. No other customer accounted for more than 10% of the Company's net sales during the years ended December 31, 1997, 1996, and 1995.

Service Stores

     As of December 31, 1997, the Company owned and operated a chain of 112 service stores with 93 in the United States, ten in the United Kingdom and nine in Australia. During 1997, the Company opened a net of ten service stores in the United States, one store in the United Kingdom and six stores in Australia. The stores in the United States are in many of the major markets with concentrations on the East Coast and in the major cities of the South and West. The majority of the stores are located in shopping malls and outlet malls within large metropolitan areas. The stores sell and service a variety of Remington and non-Remington shavers and accessories, personal care appliances, knives, scissors, travel appliances and other related products. The service stores also oversee sales of replacement parts to approximately 300 independent authorized shaver service dealers across the United States. In 1997, the Company's service stores generated worldwide net sales of $46.5 million, with $38.6 million in the U.S. and $7.9 million internationally. Sales of Remington products accounted for approximately 40% of the service stores net sales.

Manufacturing Operations

     Remington conducts all in-house manufacturing at its Bridgeport, Connecticut facility. The Company assembles foil shavers and manufactures foil cutting systems in Bridgeport using proprietary cutting technology and a series of specially designed machines. The electric shaver business is highly seasonal, with significant production swings during the course of the year. As a result of such swings, Remington's manufacturing process has been structured to utilize seasonal workers. As a result of these factors, during peak periods approximately 30% of Remington's work force (excluding that of the service stores) is composed of seasonal workers.

Suppliers

     The majority of the Company's finished goods inventories are manufactured for the Company by third party suppliers primarily located in China, Japan and Thailand. While Remington sources a large portion of its materials and products from third-party suppliers, it continues to manufacture its MicroScreen(R) 3 and certain other shavers in-house and maintains ownership of tools and molds used by many of its suppliers. The Company's two most significant suppliers, Izumi Products, Inc. ("Izumi") and Raymond International, accounted for approximately 35% of the Company's overall cost of sales in 1997. These two suppliers' manufacturing facilities are located in China and Japan. Remington has had a relationship with these suppliers for many years and management considers its present relationships to be good.

Research and Product Development

     The Company believes that research and development activities are an important part of the Company's business and are essential to its long-term prospects. Research and development efforts at Remington allow the Company to maintain its unique manufacturing strength in cutting systems for shavers. The Company is continuously pursuing new innovations for its line of shavers including foil improvements and new cutting and trimmer configurations. The Company also devotes resources to the development of new technology for other products such as women's personal care products, including hairsetters, hair dryers and curling irons, as well as for men's grooming products.

     The Company has continued to increase its investment in research and development activities in recent years. During 1997, 1996 and 1995, research and development expenditures for the Company amounted to approximately $2.8. $2.1 and $1.9 million, respectively.

Patents and Trademarks

    The Company owns approximately 180 patent and patent applications for both design and utility that are maintained in approximately 40 countries. The Company's patents cover electric shavers, cutting and trimming mechanisms and women's personal care products such as hairsetters, hair dryers and curling irons. In addition, the Company maintains over 300 different trade names in approximately 100 countries covering a variety of products. These trade names have resulted in the issuance of over 1,300 registered trademarks.

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

    The rotary shaver market is significant outside the United States. The future expansion of sales of the Company's rotary shavers outside the United States will be affected by, among other factors, the outcome of ongoing legal actions against Philips Electronics, N.V. ("Philips"). Philips holds patents and trademarks outside the United States on certain of its shaver designs that restrict the Company from entering these markets. The Company is currently challenging such trademarks and patents in the United Kingdom and Australia.

Employees

     As of December 31, 1997, the Company employed approximately 1,145 people in the United States and abroad of which approximately 200 were seasonal manufacturing workers and 250 were employed part-time in the Company's service stores. None of the Company's employees are represented by a union. Remington believes relations with its employees are good.

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

International Operations and Distribution

     Remington's international operations (excluding export sales from the U.S.) generated approximately 43%, 39% and 36% of the Company's net sales in 1997, 1996 and 1995, respectively. The Company's international network of subsidiaries and distributors currently extends to over 85 countries worldwide. The Company markets products throughout Europe, the Middle East, Africa, and a portion of South America through its subsidiary in the United Kingdom, throughout Asia through its subsidiary in Australia and distributes products to Japan, Central America and the remainder of South America from its United States headquarters. The Company distributes its products directly in the United Kingdom, Australia, Canada, Germany, France, New Zealand and South Africa. In all other parts of the world the Company distributes its products through strategic alliances with local distributors. As in the United States market, the primary asset of the Company's international operations is the Remington brand name.

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

         In addition to these properties, Remington leases offices and warehouse space in Canada, United Kingdom, Germany, France, Australia, New Zealand, South Africa, Ireland, Sweden and Hong Kong, and 112 service stores, of which 93 are in the United States, ten are in the United Kingdom and nine are in Australia.

ITEM 3.           Legal Proceedings

     The Company and Philips are engaged in litigation in the United Kingdom and Australia relating to certain trademarks and designs issued to Philips relating to Philips' triple head rotary shaver. In these proceedings, Philips alleged infringement of its trademarks and designs by the Company and the Company counter-claimed that Philips' trademark and design registrations are invalid. The U.K. trial court found in favor of the Company and Philips has appealed that decision. The trial in the Australian action is scheduled for mid-1998. The costs of defending the U.K. and Australian litigation are, in certain circumstances, shared with Izumi, the Company's supplier of rotary shavers. Izumi is also pursuing actions against Philips in Sweden to contest the validity of certain of Philips' trademarks. If such litigation is ultimately determined adversely to the Company or Izumi, the Company's ability to sell rotary shavers in such countries could be limited or prohibited. In 1997, the Company's net sales of rotary shavers in Europe were not material.

    In December 1997, the Company settled all litigation with Dickson Industries Co., Ltd. and Charles W. Howard which was pending in the U.S. District Court for the Eastern District of California. The litigation, which was commenced against Remington in December 1996 alleged that Remington infringed a patent owned by Mr. Howard, which was licensed to Dickson, relating to certain curling irons sold by the Company. The Company agreed to cease distribution of the product and the settlement had no material effect on the Company's 1997 financial position or results of operations.

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

(b) Holders

    As of March 15, 1998, there were two holders of the common equity securities of the Company.

(c) Dividends

     No cash distributions have been paid on the common and preferred equity of the Company since the Closing Date. Prior to the reorganization of the Company in May 1996, as discussed in Note 2 of the "Notes to the Financial Statements", the Company operated as a general partnership and cash distributions were made to the partners. In addition, the Company's long-term debt arrangements, which are discussed in note 7 of the "Notes to Consolidated Financial Statements" of the Company appearing elsewhere herein, significantly restrict the payment of dividends.

(d) Recent Sales of Unregistered Securities

    None.


ITEM 6.  Selected  Financial  Data

    The following table summarizes selected financial information and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and accompanying notes thereto appearing elsewhere herein (in thousands):




                                      Successor                                      Predecessor
                         --------------------------------------   -----------------------------------------------------------------
                          Year             31 Weeks           21 Weeks                                   3 Months           Year
                         Ended              Ended             Ended            Year Ended                  Ended            Ended
                        December 31,       December 31,       May 23,    December 31,   December 31,      Sept. 30
                                                                         ---------------------------
                         1997               1996               1996           1995          1994              1993          1993
                     ---------------    -----------------  -----------   ---------------  ----------     -------------    ---------


Statement of
Operations Data:
Net sales               $241,572          $185,286         $ 56,713         $255,323        $261,446         $71,152        $156,665
Operating  income
       (loss)             14,146            12,508          (16,951)          26,516          21,228           5,459           7,681
Interest expense          19,318            12,164            2,228            7,604           6,414           1,248           4,066
Net income (loss)         (7,923)           (3,172)         (18,191)          17,240          14,725           4,024           3,021
Balance Sheet Data
(at period end):
Working capital           76,361          $ 77,860              N/A         $ 47,223        $ 62,862        $ 70,164             N/A
Total assets             205,245           214,823              N/A          170,922         160,543         175,567             N/A
Total debt               180,831           171,631              N/A           56,990          55,093          71,931             N/A
Cumulative  Preferred
       Dividend (1)       12,932             4,576


----------------------------
(1) Dividend payments are subject to restrictions by the terms of the Company's debt agreements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth the Company's statement of operations, including its net sales by its U. S. operations (including export sales from the U.S.), U.S. service stores, and international operations (including service stores in the United Kingdom and Australia) and the Company's results of operations as a percentage of net sales for the years ended December 31, 1997, 1996 and 1995. To facilitate comparison of the operating results of the periods set forth below, results of operations for the year ended December 31, 1996 were obtained by combining, without adjustment, the results of operations of the predecessor company from January 1, 1996 to May 23, 1996 (the "Predecessor Period") with those of the Company for the period from May 24, 1996 to December 31, 1996 (the "Successor Period"). The discussion should be read in connection with the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.


                                              Successor               Successor and Predecessor           Predecessor
                                           ---------------------      -------------------------     --------------------------
                                               Year Ended                  Combined Year Ended               Year Ended
                                           December 31, 1997                 December 31, 1996           December 31, 1995
                                            --------------------       ------------------------        -----------------------
                                               $              %               $              %                $             %
                                            ------          ----           -------         ----            ------         -----

     Net Sales:
        U.S.                                $ 99.6          41.2            $113.2         46.7            $131.2         51.4
        U.S. service stores                   38.6          16.0              33.7         13.9              32.9         12.9
        International                        103.4          42.8              95.1         39.4              91.2         35.7
                                            ------        ------              ----        -----            ------        -----

                                             241.6         100.0             242.0        100.0             255.3        100.0
     Cost of sales                           141.3          58.5             152.7         63.1             143.2         56.1
                                            ------        ------                --        -----             -----        -----

     Gross profit                            100.3          41.5              89.3         36.9             112.1         43.9
     Selling, general and
          administrative                      84.3          34.9              91.9         37.9              83.9         32.9
     Intangible amortization                   1.9           0.8               1.9          0.8               1.7          0.6
                                          --------       -------            ------       ------           -------       ------

     Operating income (loss)                  14.1           5.8             (4.5)        (1.8)              26.5         10.4

     Interest expense                         19.3           8.0              14.4          5.9               7.6          3.0
     Other expense (income)                    0.5           0.2               0.3          0.1               0.4          0.2
                                          --------       -------            ------       ------           -------         ----


     Income (loss) before income
          taxes                               (5.7)         (2.4)            (19.2)        (7.9)             18.5          7.2

     Provision for income
          taxes                                2.2           0.9               2.2          0.9               1.3          0.5
                                          --------       -------            ------        -----           -------        -----


     Net income (loss)                       $(7.9)         (3.3)           $(21.4)       (8.8)             $17.2          6.7
                                            ======        ======           =======       ======             =====        =====


Year Ended December 31, 1997 compared to the year ended December 31, 1996

     Net Sales. Net sales for the year ended December 31, 1997 were $241.6 million compared to $242.0 million for the previous year. International net sales and U.S. service store sales demonstrated strong results for 1997 with increases of 8.7% and 14.5%, respectively over the prior year. These results were more than offset by a decline in net sales in the United States.

    Net sales in the United States decreased 12.0% from $113.2 million for the year ended December 31, 1996 to $99.6 million in 1997. This decrease was primarily related to lower sales of certain men's and women's shavers. Men's shaver sales were impacted by the effect of transitioning to the updated line of MicroScreen(R) shavers, competitive actions in rotary shavers as well as the decision not to repeat certain promotional programs offered during 1996. The introduction of the new line of MicroScreen(R) 2 shavers in the third quarter of 1997 helped sales of the mid-priced and largest line of Remington shavers come in on line with the prior year, while the impact of the announced 1998 introduction of the new MicroScreen(R) 3 shavers resulted in lower transitional sales of the older Triple Foil(TM) line of shavers in 1997. Women's shaver sales were impacted by an overall decline in the market for women's shavers. Additionally, domestic sales of women's personal care appliances were negatively impacted by competitive actions in hairsetters and the cancellation of a new line of curling irons.

    Net sales through the Company's U.S. service stores increased 14.5% to $38.6 million in 1997 from $33.7 million in 1996. This increase is primarily attributable to the opening of a net of 10 additional stores for a total of 93 stores open during the holiday shopping season. Additionally, same store sales increased 4.3% from 1996 to 1997 as a result of a strong holiday selling season.

    International net sales increased to $103.4 million in 1997 from $95.1 million in 1996 as a result of the United Kingdom and Australian operations. Net sales in the United Kingdom increased 14.0% in 1997 as a result of strong demand, particularly in the personal care product sales. Despite a negative currency impact, net sales in Australia increased 11.0% in 1997 due to strong demand for new personal care products and growth in retail service stores from three stores in 1996 to nine stores at December 31, 1997. These results were somewhat offset by lower net sales in Germany in 1997 due to lower demand and a negative currency impact, while Canadian net sales remained flat year to year.

    Gross Profit. Gross profit increased to $100.3 million, or 41.5% of net sales, in 1997 from $89.3 million or 36.9% of net sales in 1996. Approximately 2.0% of the gross profit margin percentage increase was due to inventory valuation adjustments recorded in 1996, while the remaining increase was due to slightly lower costs and improved mix.

    Selling, General and Administrative. Selling, general and administrative expenses decreased to $84.3 million in 1997, or 34.9% of net sales, from $91.9 million, or 37.9% of net sales in 1996. The 1996 expenses included $10.9 million in non-recurring charges related to the reorganization and a $1.3 million charge related to the bankruptcy of the Company's largest customer in Canada. After considering the effect of these charges in 1996, expenses in 1997 increased over 1996, as a result of a 25% increase in advertising expenses and investments the Company has made in marketing and new product development.

    Operating Income (Loss). Operating income increased to $14.1 million in 1997, or 5.8% of net sales, from an operating loss of $(4.5) million in 1996, or (1.8)% of net sales.

    Interest Expense. Interest expense increased to $19.3 million in 1997 from $14.4 million in 1996. This increase is primarily attributable to a full year of interest charged on senior subordinated notes in 1997 in connection with the May 1996 reorganization, as well as increased average borrowings on revolving credit facilities.

     Provision for Income Taxes. The provision for income taxes was $2.2 million in 1997 and in 1996 and relates to the Company's foreign operations.

Year Ended December 31, 1996 compared to the year ended December 31, 1995

    Net Sales. Net sales for the year ended December 31, 1996 were $242.0 million compared to $255.3 million for the previous year, a decrease of 5.0%. The decrease in net sales in 1996 was due to a decline in net sales in the United States to $113.2 million in 1996 from $131.2 million in 1995 and was partially offset by a 4.0% increase in international net sales to $95.1 million in 1996 from $91.2 million in 1995.

    Net sales in the United States were down 14% primarily as a result of a decline in hair dryer sales due to competitive pricing and the late arrival of certain new curling irons which delayed introduction past the key fall season which were subsequently cancelled. In addition, lower average pricing of shaver products and inventory reduction programs instituted by certain major retailing customers also negatively impacted sales in 1996.

    Net sales through the Company's U.S. service stores increased 2.0% to $33.7 million in 1996 from $32.9 million in 1995. Same store sales declined 1.2% from 1995 to 1996. The decrease in same store net sales was due to a decision to eliminate certain knife product offerings and the impact of five fewer shopping days in the Thanksgiving to Christmas holiday selling season. Sales increased overall due to the opening of 4 permanent stores and 12 seasonal stores for a total of 88 stores open through the 1996 holiday shopping season. The seasonal stores were operated on a temporary basis with no future lease commitment and 8 were closed before December 31, 1996.

    International net sales increased 4.0% to $95.1 million in 1996 from $91.2 million in 1995. Most of this increase occurred in Australia which increased 22.4% in 1996 as a result of volume increases across most product lines and the acquisition of a chain of 3 service stores in July 1996. Net sales in the United Kingdom increased 5.1% in 1996 due to strong sales of personal care products which more than offset a modest decline in shaver and accessory sales. These results were somewhat offset by lower net sales in Germany and Canada due to continued weakness in the German economy and the bankruptcy of Canada's largest customer in July 1996.

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

     Selling, General and Administrative. Selling, general and administrative expenses increased to $91.9 million in 1996, or 37.9% of net sales, from $83.9 million, or 32.9% of net sales in 1995. The increase was primarily due to the

$10.9 million in non-recurring expenditures related to the reorganization in May 1996. In addition, advertising expenses decreased due to the year to year difference in new product introductions and selling and marketing expenses increased slightly due to costs associated with new service stores.

    Operating Income (Loss). Operating income decreased to a loss of $(4.5) million, or (1.8)% of net sales, in 1996 from income of $26.5 million, or 10.4% of net sales, in 1995.

    Interest Expense. Interest expense increased to $14.4 million in 1996 from $7.6 million in 1995. Approximately $8.7 million of this increase is due to the new senior subordinated notes issued May 23, 1996. This increase was partially offset by lower rates on the refinanced term and revolving credit borrowings.

    Provision for Income Taxes. The provision for income taxes was $2.2 million in 1996 as compared to $1.3 million in 1995. The 1996 provision for foreign income taxes increased by $0.8 million primarily due to the benefit in 1995 from the utilization of foreign net operating loss carryforwards and the reversal of valuation allowances on foreign deferred tax asset balances.

Liquidity and Capital Resources

    For the year ended December 31, 1997, the Company used approximately $8.0 million in cash for operating activities, compared to providing cash of $5.8 million in 1996. The primary reasons for the lower cash flow in 1997 were lower receivable collections resulting from lower fourth quarter sales in 1996 versus 1995 and increased interest payments as a result of the new Senior Subordinated Notes issued May 23, 1996.

    The Company's operations are not capital intensive. During 1997 and 1996, the Company purchased property, plant and equipment of $5.1 million and $3.7 million, respectively. The Company's 1998 capital expenditure budget is $4.7 million, of which approximately $1.7 million will be used for purchases of tools and molds for new products.

    During 1997, the Company repaid aggregate scheduled principal amounts on term loans of $1.0 million, and increased its net borrowings under revolving credit agreements by $10.9 million.

    The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement provides for $70 million in Revolving Credit Facilities and $10 million in Term Loans. The Term Loans are repayable quarterly through March 31, 2002. Borrowings under the Revolving Credit Facilities mature on June 30, 2002. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

Effects of Changes in Exchange Rates

     The Company's results of operations are affected by changes in exchange rates as the Company prices its products in certain foreign markets such as Europe, Canada and Australia in local currency. While many of the Company's foreign selling and distribution costs are also denominated in these currencies, a large portion of the product costs are U.S. dollar denominated. As a result, a decline in the value of the U.S. dollar relative to these other currencies can have a favorable effect on the profitability of the Company and, conversely, an increase in the value of the U.S. dollar relative to these other currencies can have a negative effect on the profitability of the Company. The Company takes precautions against these fluctuations by entering into foreign exchange forward contracts, which, in effect, lock in the cost for products the Company's foreign subsidiaries purchase. As of December 31, 1997, forward contracts to sell $15.3 million U.K. Pounds Sterling were outstanding, all of which mature in 1998.


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

Year 2000 Compliance

     The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company's key financial and operational systems have been reviewed and it has been determined that the majority of the systems do not require modification. Accordingly, management does not expect that any costs to be incurred will have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the Company could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully. Management continues to assess these risks in order to reduce the impact on the Company.

ITEM 8.  Financial Statements and Supplementary Data

         The Company's financial statements and supplementary data are included elsewhere herein as outlined on page F-1.


ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

ITEM 10.  Directors and Executive Officers.

         The following table sets forth certain information (ages as of March 15, 1998) with respect to each executive officer of the Company and individuals who are directors on the Remington Management Committee.

         Name                 Age              Positions and Offices
---------------------       ------             -------------------------------
Neil P. DeFeo                 51               Chief Executive Officer,President
                                                  and Director
Alexander R. Castaldi         47               Executive Vice President and
                                                  Chief Financial Officer
Lawrence D. Handler           52               President, Remington Service
                                                  Stores
Geoffrey L. Hoddinott         54               Vice President, Remington Europe,
                                                  Africa and Middle East
H. Graham Kimpton             62               Vice President, Remington
                                                  Australia and Asia
Lester C. Lee                 37               Senior Vice President Sales and
                                                  Integrated Logistics
Michael A. Linton             41               Vice President, Marketing
Allen S. Lipson               55               Vice President, Administration,
                                                   General Counseland Secretary
Timothy G. Simmone            32               Vice President, Chief Technical
                                                  Officer
Victor K. Kiam, II            71               Chairman and Director
Norman W. Alpert              39               Director
William B. Connell            57               Director
Victor K. Kiam, III           38               Director
Kevin A. Mundt                44               Director
Arthur J. Nagle               59               Director
Daniel S. O'Connell           43               Director
Robert L. Rosner              38               Director

     Neil P. DeFeo has served as President, Chief Executive Officer and a Director of the Company since January 1997. From 1993 to 1996, Mr. DeFeo was Group Vice President, U.S. Operations for The Clorox Company. For 25 years prior to 1993, Mr. DeFeo worked for Procter & Gamble in various executive positions, including Vice President and Managing Director, Worldwide Strategic Planning, Laundry and Cleaning Products.

     Alexander R. Castaldi has been the Executive Vice President and Chief Financial Officer of the Company since November 1996. From 1995 to 1996, Mr Castaldi was Vice President and Chief Financial Officer of Uniroyal Chemical and from 1990 to 1995, he was Senior Vice President and Chief Financial Officer of Kendall International, Inc.

     Lawrence D. Handler has been President,  Remington  Service  Stores,  since
June 1996 and was Vice President and Chief Financial Officer of the Service Stores from January 1995 when he joined the Company until June 1996. From January 1994 until December 1994, Mr. Handler was a private financial consultant, specializing in retail operations and from May 1993 until December 1993 he was Vice President and Chief Financial Officer of Terrific Promotions, Inc. From March 1992 until May 1993, he was Vice President and Controller of Value Merchants, Inc.

     Geoffrey L. Hoddinott is Vice President, Remington Europe, Africa and Middle East. Mr. Hoddinott has been managing director of the United Kingdom operation since he joined the Company in November 1981.

     H. Graham  Kimpton is Vice  President,  Remington  Australia and Asia.  Mr.
Kimpton   joined  the  Company  in  April  1988  and  has  been   managing   the
Australian/New Zealand operation since that time.

     Lester C. Lee has been Senior Vice President Sales and Integrated Logistics of the Company since July 1997. From 1995 until 1997, he was with Pacific Bell Mobile Services, a Division of Pacific Telesis, most recently as Vice President of Sales, and from 1989 until 1995, he was with Norelco Consumer Products Company in various sales positions, including Director of Sales, Western Division.

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

     Allen S. Lipson is Vice President, Administration, General Counsel and Secretary of Remington since May 1996. Mr. Lipson has been the General Counsel of the Company since October 1988.

    Timothy G. Simmone was appointed Vice President, Chief Technical Officer of the Company in June 1997. From 1988 until 1997, he was with The Stanley Works Corporation in various engineering position, most recently as Vice President, Product Development of the Stanley Fastening Systems Division.

    Victor K. Kiam, II has served as Chairman since 1979 and served as Chief Executive Officer of the Company from 1979 to 1996. Mr. Kiam is the Chairman of RPI Inc., and a director of Citadel Technology and News Communication.

     Norman W. Alpert has been a Director of Remington since May 1996. Mr. Alpert is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of International AirParts Corporation, Aearo Corporation and Advanced Organics, Inc., and a director of Clark-Schwebel, Inc. and Russell Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest.

     William B. Connell has been a Director of Remington since 1990. Mr. Connell is currently Chairman of EBD Holdings, Inc., a private venture capital group. Mr. Connell previously served as Vice Chairman of Whittle Communications, L.P. from 1992 to 1994 and served as its President and Chief Operating Officer from 1990 to 1992. In addition to Remington, Mr. Connell is currently a director of Baldwin Piano & Organ Company, Dolphin Software, Inc., EDB Holdings, Inc., New Day Schools, Inc. and Retail Optical Holdings.

    Victor K. Kiam, III has been a Director of Remington since 1992. Mr Kiam has been Executive Vice President of RPI Corporation since 1996 and was with the Company from 1986 until 1996 in a variety of positions in manufacturing, sales and marketing, including Vice President Corporate Development. He is the son of Victor K. Kiam, II.

     Kevin A. Mundt has been a Director of Remington since July 1996. Mr. Mundt is Vice President, Group Business Head of Mercer Management Consulting since 1997 and was co-founder and Managing Director of Corporate Decisions, Inc. since its inception in 1983 until its merger with Mercer Management Consulting in 1997. Mr. Mundt is a director of Russell Stanley Corporation, Advanced Organics, Inc. and Reid Plastics, companies in which Vestar or its affiliates have a significant equity interest and in Telephone Data Systems, Inc.

     Arthur J. Nagle has been a Director of Remington since May 1996. Mr. Nagle is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Aearo Corporation, Chart House Enterprises, Inc., Clark-Schwebel, Inc. and La Petite Holdings Corporation, all companies (other than Chart House Enterprises, Inc.) in which Vestar or its affiliates have a significant equity interest.

     Daniel S. O'Connell has been a Director of Remington since May 1996. Mr. O'Connell is founder and the Chief Executive Officer of Vestar Capital Partners. Mr. O'Connell is a director of Advanced Organics, Inc., Aearo Corporation, Clark-Schwebel, Inc., Pinnacle Automation, Inc., Reid Plastics Holdings, Inc., Sun Apparel, Inc. and Russell-Stanley Corporation, all companies in which Vestar or its affiliates have a significant equity interest.

     Robert L. Rosner has been a Director of Remington since May 1996. Mr. Rosner is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Rosner serves as Chairman of the Board of Directors of Russell-Stanley Corporation, a company in which Vestar or its affiliates have a significant equity interest.

ITEM 11.  Executive Compensation

Compensation of Executive Officers

    The following Summary Compensation Table includes individual compensation information during each of the years ended December 31, 1996 and 1997 for each individual who served in the position of the Company's Chief Executive Officer ("CEO") during 1997 and each of the next four most highly compensated executive officers of the Company who were serving as executive officers of the Company at the end of 1997 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company.


                                                            Annual Compensation                         All Other
Name and Principal Position                      Year     Salary ($)(1)    Bonus ($)(2)             Compensation  ($)
---------------------------                     -----     -------------    ------------             ---------------
Neil P. DeFeo, President, CEO and               1997        $392,000        $200,000                $ 214,048(4)
    Director (3)

Alexander R. Castaldi, Executive VP             1997         265,000         132,000                    3,189(6)
    and CFO (5)                                 1996          25,500           --

Allen S. Lipson, VP, Administration             1997         195,400          78,400                    4,413(7)
    General Counsel & Secretary                 1996         188,900         452,123(8)                 5,521(7)

Lawrence D. Handler, President,                 1997         154,100          65,500                    2,745(6)
    Remington Service Stores                    1996         133,200          76,065(9)                 1,394(6)

Michael A. Linton, VP Marketing (10)            1997         129,500          61,868                    1,637(6)

F. Peter Cuneo, former President                1997          32,308            --                    151,483(12)
    and CEO(11)                                 1996         418,200            --                      6,156(12)

-----------------------
(1) Includes compensation earned during the year but deferred pursuant to the Company's Deferred Compensation Plan.

(2) Bonus amounts shown are those accrued for and paid in or after the end of the year and include amounts deferred pursuant to the Company's Deferred Compensation Plan.

(3)  Mr. DeFeo became President and CEO in January 1997.

(4) The amounts shown include Company matching contributions to the Company's 401(k) Plan of $ 2,415 and $211,633 of relocation and travel expenses.

(5)  Mr. Castaldi became Executive Vice President and CFO in November 1996.

(6)  Company matching contribution to the Company's 401(k) Plan.

(7) The amounts shown include Company matching contributions to the Company's 401 (k) Plan of $ 2,631 and $3,738 for 1997 and 1996 and disability insurance premium payments of $1,782 for 1997 and 1996.

(8) A special bonus paid in connection with the reorganization of the Company which occurred in May 1996.

(9)  Includes  a  special  bonus  of  $39,315  paid  in   connection   with  the
     reorganization of the Company which occurred in May 1996.

(10) Mr. Linton became Vice President Marketing in March 1997.

(11) Mr. Cuneo ceased to be employed by the Company in January 1997.

(12) The amounts shown include payments upon termination pursuant to a termination agreement totaling $150,512, Company matching contributions to the Company's 401 (k) Employee Savings Plan of $646 and $2,250 in 1997 and 1996 and disability insurance premium payments of $325 and $3,906 in 1997 and 1996.

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

Compensation Committee Interlocks and Insider Participation

     The compensation committee of the Management Committee of Remington is comprised of Messrs. Arthur J. Nagle, Robert L. Rosner and Victor K. Kiam, III. None of these individuals, other than Mr. Kiam, was an officer of or employed by the Company. Mr. Kiam was employed by the Company prior to the Reorganization. Other Arrangements

    The Company has an employment agreement with Mr. DeFeo which provides for his continued employment as President and Chief Executive Officer through the year 2000, unless earlier terminated. The agreement provides for a base salary of not less than $400,000, of which $100,000 is deferred, and an annual bonus not less than $200,000 in the event the Company achieves 100% of the criteria established by the Management Committee for such year. The agreement provides for Mr. DeFeo to receive 18 months of salary continuation plus the annual bonus he would have been entitled to if his employment is involuntarily terminated other than for "cause" or if he resigns for "good reason ", or 12 months of salary continuation plus annual bonus in the event the agreement is not renewed by the Company. The Company is required to provide Mr. DeFeo with a letter of credit equal to the severance benefit payable to Mr. DeFeo until such time as the Company's earnings (before interest, taxes, depreciation and amortization) exceeds $26 million. The Company is also required to provide Mr. DeFeo with term life insurance in the amount of not less than $500,000.

    The Company has entered into agreements with Messrs. Castaldi, Lipson, Linton and Handler whereby such employees would be entitled to salary continuation for a specified period if their employment was involuntarily terminated other than for "cause" during the term of the agreement and, for Mr. Castaldi, if he resigns for "good reason". Messrs. Castaldi and Lipson are each entitled to 12 months of salary continuation and Messrs. Linton and Handler are each entitled to 6 months of salary continuation.

Deferred Compensation Plan

    During 1997, the Company established a Deferred Compensation Plan pursuant to which eligible executive employees (including the Named Executive Officers) may elect to defer all or a portion of the bonus otherwise payable under the Company's Bonus Plan and up to 33% of their annual salary, and such amounts are placed into a deferral account. The participants may select various mutual funds in which all or a part of their deferral accounts shall be deemed to be invested. Distributions from a participant's deferral accounts will be paid in a lump sum or in equal annual installments over a period of up to 15 years beginning upon their termination of employment, death or retirement. All amounts deferred by the participants in the Plan are paid to a Deferred Compensation Plan Trust to be held in order to fund the Company's obligations under the Deferred Compensation Plan. The assets of the trust, however, are subject to the claims of the creditors of the Company in the event the Company is Insolvent, as such term is defined in the trust agreement.

Bonus Plan

     The Company has an annual bonus plan (the "Bonus Plan") which is designed to motivate each employee participant. Approximately 125 employees in the United States and 125 employees in the international operations participate in the Bonus Plan. Under the Bonus Plan, each participating employee is assigned a target bonus award, representing up to 75% of his or her annual base salary that will be paid if predetermined performance goals are achieved. Performance goals for the various areas of the Company are established annually by the Compensation Committee of the Company.

Phantom Equity Program

    In January 1998, the Company replaced its Management Option Program and adopted a Phantom Equity Program under which a maximum of 21% of the value of the Company's Common Units and Preferred Equity (together, the "Equity") can be awarded to selected officers and other key employees of the Company and its affiliates. Awards under the Phantom Equity Program replaced all of the Management options previously issued to management and also resulted in the Company repurchasing from management all Common Units originally purchased in connection with the reorganization of the Company in May 1996. See Item 13, Certain Relationships and Related Transactions. The Phantom Equity Program is comprised of time based (consisting of 12 1/2% of the Equity), performance based (6 1/2%) and super performance (2%) based awards. All awards grant to the recipient a specified percentage of the Equity (the "applicable percentage").

    A time based award vests in five equal annual installments, upon the sale of the Company or upon an initial public offering of the Company's stock ("IPO"), whichever comes first. If the individual's employment with the Company is terminated for any reason other than death or disability within three years of the date of grant of the award, the award is automatically terminated. The amount received under the award and how it is paid is based upon the event which gave rise to the payment. If the payment is due to a Company sale, the individual will receive the applicable percentage of the net amount available for distribution for the outstanding Equity payable, at the Company's option, in a lump sum upon the closing of the sale or in the same manner as the selling shareholders. If the payment is due to an IPO, the payment is an amount equal to the applicable percentage of the Equity implied in the public offering payable, at the option of the Company, either entirely in cash or 40% in cash and the remainder in Company stock. If the payment is due to termination of employment, the participant receives the applicable percentage of the fair market value of the Equity, determined by the Management Committee payable, at the Company's option, in up to five equal annual installments or upon an IPO or Company sale.

     The performance and super performance based awards are similar to the time based awards except that performance based award vests in stages as the Company achieves specified performance targets while the super performance based award vests entirely upon the achievement of a single target. Payment of the awards does not occur until and is dependent upon the achievement of both a performance criteria and an event criteria. The event criteria is a Company sale or when Vestar's ownership falls below 10% of the Common Units. The performance criteria for the performance based award vests in segments as the Company achieves specified performance targets while there is only one target for the super performance based award. Any performance or super performance based award which is not fully vested by December 31, 2002 is automatically terminated.

    The Phantom Equity Program and all awards are subject to readjustment in the event of a reorganization of the Company required in connection with a refinancing, and the applicable percentages are subject to readjustment to take into consideration new issuances of Common Units or Preferred Capital.

    The following table contains information with respect to grants of phantom awards to each of the Named Executive Officers in January, 1998:

                                                                                                      Assumed Annual
                                                                                                       Rated of Stock
                                                      Individual Grants                          Appreciation for Award Term(4)
                           --------------------------------------------------------------------------------------------------
                           Number of Securities                        Exercise or
                           Underlying                % of Total        Base Price   Expiration
      Name                 Award's Granted(1)         SARs Granted(2)   ($/Sh)(3)       Date          5%($)    10%($)
------------------         ------------------        ---------------   ---------    -----------      ------   -------
Neil P. DeFeo              4.00(5)                   32.9               N/A         12/31/2009        N/A     N/A
                           2.00(6)                   34.2               N/A         12/31/2002        N/A     N/A

Alexander R. Castaldi      1.30(5)                   10.7               N/A         12/31/2009        N/A     N/A
                           0.50(6)                    8.5               N/A         12/31/2002        N/A     N/A
                           0.22(7)                   13.0               N/A         12/31/2002        N/A     N/A

Allen S. Lipson            0.90(5)                    7.4               N/A         12/31/2009        N/A     N/A
                           0.35(6)                    6.0               N/A         12/31/2002        N/A     N/A
                           0.16(7)                    9.5               N/A         12/31/2002        N/A     N/A

Lawrence D. Handler        0.35(5)                    2.9               N/A         12/31/2009        N/A     N/A
                           0.20(6)                    3.4               N/A         12/31/2002        N/A     N/A
                           0.09(7)                    5.3               N/A         12/31/2002        N/A     N/A

Michael A. Linton          0.60(5)                    4.9               N/A         12/31/2009        N/A     N/A
                           0.30(6)                    5.1               N/A         12/31/2002        N/A     N/A
                           0.13(7)                    7.7               N/A         12/31/2002        N/A     N/A

---------------------
(1) Indicates the applicable percentage of the Company's Equity underlying each award granted.

(2) Indicates the % of total time, performance and super performance based award granted.

(3) There is no exercise price and as of the time of the grant, there was no market price for the Company's Equity.

(4) The Company's Equity is not registered under the Securities Act of 1933 and is therefore not publically traded. Accordingly, there is no market price for the Company's Equity. Payments to holders of phantom equity awards are dependent upon the realized value of the Equity upon a sale of the Company or and IPO. See above for a complete description of the Phantom Equity Program and the determination of payouts.

(5)       Grant of Time Based award.

(6)       Performance Based award.

(7)       Super Performance Based award.

401(k) Plan

    The Company maintains a savings plan (the "Savings Plan") qualified under Sections 401 (a) and 401(k) of the Internal Revenue Code. Generally, all employees of the Company in the United States who have completed three months of service are eligible to participate in the Savings Plan. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company makes a matching contribution of 40% of the first 5% of annual compensation contributed. The maximum contribution for any participant for any year is 15% of such participant's eligible compensation.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

    Set forth below is certain information regarding the ownership of the Preferred Equity and Common Units of Remington by each person known by Remington to beneficially own 5.0% or more of the outstanding interests of either the Preferred Equity or Common Units, each Director and Named Executive Officer and all Directors and executive officers as a group as of March 15, 1998. Except as indicated below, the address for each of the persons listed below is c/o
Remington Products Company, L.L.C., 60 Main Street, Bridgeport, Connecticut, 06604.

                                                             Preferred Equity          Common Units
     Name                                                Capital (1)      %          Number        %
---------------------                                    -----------    ----         ------       ----
Vestar Equity Partners (2)(3)                            $30,000,000    48.4%        34,400        50%
     245 Park Avenue, 41st Floor
     New York, New York 10167
RPI Corp. (3)                                             32,000,000    51.6%        34,400        50%
     350 Fifth Avenue, Suite 5408
     New York, New York 10118
Victor K. Kiam, II (3)(4)                                 32,000,000    51.6%        34,400        50%
Norman W. Alpert(5)                                       30,000,000    48.4%        34,400        50%
Arthur J. Nagle (5)                                       30,000,000    48.4%        34,400        50%
Daniel S. O'Connell (5)                                   30,000,000    48.4%        34,400        50%
Robert L. Rosner (5)                                      30,000,000    48.4%        34,400        50%
Directors and executive officers as a group
     (5 persons)                                         $62,000,000   100.0%        68,800       100%

-----------------------
(1) Amounts, in dollars, represent the capital contribution to the Preferred Equity beneficially owned by each person and entity set forth below. The Preferred Equity has not been denominated in units or other shares.

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

(3) The Vestar Members and RPI have entered into the LLC Agreement which gives Vestar effective control over the management of the Company.

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

(5) Messrs. Alpert, Nagle, O'Connell and Rosner are affiliated with Vestar in the capacities described in Item 10 Directors and Executive Officers.

Ownership of Remingtonequity interests for these individuals includes the $30,000,000 of Preferred Equity and 34,440 Common Units included in the above table beneficially owned by Vestar through the Vestar Members, of which such persons disclaim beneficial ownership. Each such person's business address is c/o Vestar Equity Partners, L.P., 245 Park Avenue, 41st Floor, New York, New York 10167.

ITEM 13.  Certain Relationships and Related Transactions

     Pursuant to a management agreement (the "Management Agreement") entered into in connection with the reorganization of the Company in 1996, Vestar Capital Partners ("Vestar Capital") receives an annual advisory fee equal to the greater of $500,000 or 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis for rendering advisory and consulting services in relation to strategic financial planning and other affairs of the Company. Vestar Capital will also be paid reasonable and customary investment banking fees in connection with an initial public offering, sale of the Company and other financings. The Management Agreement will be in effect until May 23, 2006, provided that the Management Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that Vestar Capital owns less than 25% of the number of the Company's Common Units owned by Vestar Capital on May 23, 1996, and provided further that Vestar Capital may terminate the Management Agreement at any time. Vestar Capital owns, indirectly through Vestar Corp., 50% of the Common Units of the Company and possesses the right to designate five of the nine individuals who comprise the Management Committee of the Company.

     Pursuant to a consulting and transitional services agreement (the "Consulting Agreement") entered into in connection with the reorganization of the Company in 1996, RPI receives an aggregate annual fee equal to the sum of:
(i) the greater of $500,000 or 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis and (ii) $250,000 in 1997 and 1998 if the Company's net revenues or EBITDA (as defined in such agreement) exceed certain targets in such years, for rendering advisory and consulting services in relation to strategic financial planning, product development and evaluation of mergers, acquisitions and divestitures. The Consulting Agreement will be in effect until May 23, 2006, provided that the Consulting Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that RPI owns less than 25% of the number of the Company's Common Units owned by RPI on the May 23, 1996, and provided further that Vestar Capital may terminate the Consulting Agreement at any time (but only to the extent that Vestar Capital also terminates similar provisions of the Management Agreement). RPI, an entity controlled by the Kiams, owns 50% of the Common Units of the Company and possesses the right to designate two of the nine individuals who comprise the Management Committee of the Company.

     Pursuant to a Non-Competition Agreement (the "Non-Competition Agreement") dated May 23, 1996, between the Company, Vestar Corp. and Victor K. Kiam, II and Victor K. Kiam, III (the "Kiams"), the Kiams may not compete with, solicit any customers of, own, manage or operate any business in competition with or perform any action substantially detrimental to the Company's businesses. The provisions of the Non-Competition Agreement will apply during the period the Kiams have a Significant Interest (as defined in the Non-Competition Agreement) in the Company and thereafter for: (i) five years, with respect to electric shavers, shaver accessories and men's grooming products, and (ii) three years, with respect to women's personal care appliances, home health appliances, travel appliances, environmental products, dental products and small kitchen appliances. The Non-Competition Agreement allows the Kiams to continue to market certain competing travel appliance products developed by an affiliate of the Kiams.

     In connection with the adoption of the Phantom Equity Program and the issuance of Phantom Equity Agreements in January 1998, the Company repurchased from Messrs. Lipson, Hoddinott and Kimpton all shares of Common Units they had purchased from the Company in May 1996 in connection with the reorganization of the Company at the same price they had originally paid for such units. The Company paid for the repurchased Common Units by issuing promissory notes for the full purchase price, payable within 60 days following the termination of employment for reasons other than cause (as defined in the promissory note) or upon the payment of any phantom equity award to such individuals. The phantom equity agreements with each of these individuals provided that any payment under the promissory note would reduce, dollar for dollar, the applicable phantom equity payment. The promissory note issued to Mr. Lipson was for $150,000, together with interest of 6 1/2% and the non-interest bearing notes issued to Messrs. Hoddinott and Kimpton were each for $46,000.


                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) 1.  Financial Statements

     2.  Financial Statement Schedule

     3.  Exhibits

          3.1  Amended and Restated Limited  Liability  Company Agreement dated
               as of May  16,  1996,  by  and  among  Vestar   Shaver  Corp.
               (formerly Vestar/Remington   Corp.)  ("Vestar  Corp.  I"),
               Vestar  Razor  Corp.("Vestar  Corp.  II" and,  together  with
               Vestar Corp.  I, the "Vestar Members"),   RPI  Corp.   (formerly
               known  as  Remington   Products,Inc.)("RPI"), and certain
               members of senior management of the Company. Incorporated by reference to Exhibit 3.1 in Registration Statement onForm S-4 (File Number 333-07429).

          3.2  Certificate   of  Formation  of   Remington   Products   Company,
               L.L.C.("Remington"). Incorporated by reference to Exhibit 3.2 in Registration Statement on Form S-4(File Number 333-07429).

          4.1 Indenture dated as of May 23, 1996 between Remington, Remington Capital Corp. ("Capital") and The Bank of New York, as trustee. Incorporated by reference to Exhibit 4.1 in Registration Statement on Form S-4(File Number 333-07429).

          4.2 Form of 11% Series B Senior Subordinated Notes. Incorporated by reference to Exhibit 4.2 in Registration Statement on Form S-4(File Number 333-07429).

          4.3 Purchase Agreement dated May 16, 1996 between Remington, Capital and Bear, Sterns & Co. Inc. Incorporated by reference to Exhibit
               4.3 in Registration Statement on Form S-4(File Number 333-07429).

          4.4 Registration Rights Agreement dated as of May 23, 1996 between Remington, Capital and Bear Stearns & Co. Inc. Incorporated by reference to Exhibit 4.4 in Registration Statement on Form S-4(File Number 333-07429).

         10.1 Credit and Guarantee Agreement dated as of May 23, 1996 among Remington, certain of its subsidiaries, varius lending institutions,Fleet National Bank and Banque Nationale de Paris, as co-documentation agents, and Chemical Bank,as administrative agent (the "Credit and Guarantee Agreement"). Incorporated by reference to Exhibit 10.1 in Registration Statement on Form S-4 (File Number 333- 07429).

         10.2 First Amendment and Waiver Number 1,dated as of December 27,1996, to the Credit and Guarantee Agreement. Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated December 24, 1996.

         10.3 Second Amendment, dated as of March 30, 1997 to the Credit and Guarantee Agreement. Incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.

         10.4 Third Amendment, dated as of May 16, 1997 to the Credit and Guarantee Agreement. Incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.

         10.5 Fourth Amendment, dated as of March 20, 1998 to the Credit and Guarantee Agreement.

         10.6 Company Security Agreement dated as of May 23, 1996 made by Remington in favor of the Agent. Incorporated by reference to
               Exhibit 10.2 in Registration Statement on Form S-4(File Number 333-07429).

         10.7 Form of Subsidiaries Security Agreement dated as of May 23, 1996 made by each of Capital, Remington Corporation, L.L.C. ("IP Subsidiary")and Remington Rand Corporation ("Rand") in favor of the Agent. Incorporated by reference to Exhibit 10.3 in Registration Statement on Form S-4(File Number 333-07429).

         10.8 Conditional Assignment of and Security Interest in Patent Rights(United States) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to
               Exhibit 10.4 in Registration Statement on Form S-4(File Number 333-07429).

         10.9 Conditional Assignment of and Security Interest in Patent Rights(United Kingdom) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to
               Exhibit 10.5 in Registration Statement on Form S-4(File Number 333-07429).


        10.10 Conditional Assignment of and Security Interest in Trademark Rights(United States) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to
               Exhibit 10.6 in Registration Statement on Form S- 4(File Number 333-07429).

        10.11  Conditional  Assignment  of and  Security  Interest in  Trademark
               Rights(United Kingdom) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to
               Exhibit 10.7 in Registration Statement on Form S- 4(File Number 333-07429).

        10.12 Members Limited Recourse Pledge Agreement dated as of May 23, 1996 made by Remington in favor of the Agent. Incorporated by reference to Exhibit 10.8 in Registration Statement on Form S-4(File Number 333-07429).

        10.13 Company Pledge Agreement dated as of May 23, 1996 made by Remington in favor of the Agent. Incorporated by reference to
               Exhibit 10.9 in Registration Statement on Form S-4(File Number 333-07429).

        10.14 Subsidiaries Pledge Agreement dated as of May 23, 1996 made by Rand in favor of the Agent. Incorporated by reference to Exhibit
               10.10 in Registration Statement on Form S-4(File Number
               333-07429).

        10.15 Subsidiaries Guarantee dated as of May 23, 1996 made by Capital, IP subsidiary and Rand in favor of the Agent. .Incorporated by reference to Exhibit 10.11 in Registration Statement on Form S-4(File Number 333-07429).

        10.16 Purchase Agreement dated as of May 1, 1996 by and among Vestar Corp I., Remington, Remsen, Isaac Perlmutter, RPI and Victor K. Kiam, II. Incorporated by reference to Exhibit 10.12 in Registration Statement on Form S-4(File Number 333- 07429).

        10.17  Agreement  and Plan of Merger  dated as of May 23,  1996  between
               Remington   Products  Company  and  Remington.   Incorporated  by
               reference to Exhibit 10.13 in Registration Statement on Form S-4(File Number 333-07429).

        10.18 Securityholders Agreement dated as of May 16, 1996 among the Vestar Members, Vestar Equity Partners, L.P. ("Vestar"), RPI, Victor K. Kiam,II and the other parties signatory thereto. Incorporated by reference to Exhibit 10.14 in Registration Statement on Form S-4(File Number 333-07429).

        10.19 Management Agreement dated as of May 23, 1996 between Remington and Vestar Capital Partners. Incorporated by reference to Exhibit
               10.15  in   Registration   Statement  on  Form  S-4(File   Number
               333-07429).

        10.20 Consulting and Transitional Services Agreement dated as of May 23,1996 between Remington and RPI. Incorporated by reference to
               Exhibit 10.16 in Registration Statement on Form S-4(File Number 333-07429).

        10.21 Employment Agreement made as of January 8, 1997 between the Company and Neil P. DeFeo. Incorporated by reference to Exhibit
               10.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.

        10.22 Form of Executive Severance Agreement dated as of May 23, 1996 by and between Remington and Allen S.Lipson is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

        10.23 Executive Severance Agreement dated as of November 25, 1996 between Remington and Alexander R. Castaldi. Incorporated by reference to Exhibit 10.20 in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        10.24  Form of Severance Agreement

        10.25 Form of Time Based Phantom Equity Agreement with participants in the Phantom Equity Program.

        10.26  Form  of  Performance   Based  Phantom   Equity   Agreement  with
               participants in the Phantom Equity Program.

        10.27 Form of Super Performance Based Phantom Equity Agreement with participants in the Phantom Equity Program.

        10.28 Promissory Note dated January 14, 1998 from Remington to Allen S. Lipson for $150,000.

        10.29 License Agreement made May 23, 1996 by and between IP Subsidiary and Act II Jewelry, Inc. Incorporated by reference to Exhibit
               10.23 in Registration Statement on Form S-4 (File Number 333-07429).

        10.30 License Agreement made May 23, 1996 by and between IP Subsidiary and VKK Equities Corporation. Incorporated by reference to
               Exhibit 10.24 in Registration Statement on
               Form S-4 (File Number 333-07429).

        10.31 Tradename Agreement made May 23, 1996 by and between IP Subsidiary and Remington Apparel Company, Inc.. Incorporated by reference to Exhibit 10.25 in Registration Statement on Form S-4 (File Number 333-07429).

        10.32 License Agreement dated as of May 23, 1996 by and between Remington and IP Subsidiary. Incorporated by reference to Exhibit
               10.26 in Registration Statement on Form S-4 (File Number 333-07429).

        10.33  1998 Remington Bonus Plan.

        21     Subsidiaries of Remington.

        24.    Powers of Attorney.

        27     Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REMINGTON PRODUCTS COMPANY, L.L.C.


                                  By:/s/ Kris J. Kelley
                                  ----------------------------
                                  Kris J. Kelley, Vice President and Controller

Date: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 27, 1998.

               *                                       *
--------------------------------------     ----------------------------------
Neil F. DeFeo, Chief Executive Officer,    Alexander R. Castaldi, Executive Vice
     President and Director                President and Chief Financial Officer


     /s/ Kris J. Kelley
-------------------------------------     ----------------------------------
Kris J. Kelley, Vice President and      Victor K. Kiam II, Chairman and Director
     Controller


               *                                       *
-------------------------------------     ----------------------------------
Victor K. Kiam III, Director                Norman W. Alpert, Director


               *                                       *
-------------------------------------     ----------------------------------
Arthur J. Nagle, Director                   Daniel S. O'Connell, Director


               *                                       *
-------------------------------------     -----------------------------------
Robert L. Rosner, Director                  William B. Connell, Director


               *
------------------------------------
Kevin A. Mundt, Director


*By  /s/ Allen S. Lipson
------------------------------------
Allen S. Lipson, as Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                       Pages
                                                                                                      -------
Financial Statements
--------------------
     Independent Auditors' Report                                                                     F-2
     Report of Independent  Accountants                                                               F-3
     Consolidated  Balance Sheets as of
              December  31, 1997 and  December 31, 1996                                               F-4
     Consolidated  Statements  of Operations for each of the years in the three-year
              period ended December 31, 1997                                                          F-5
     Consolidated Statements of Members' Deficit/Partners' Capital for each of the
              years in the three-year period ended December 31, 1997                                  F-6
     Consolidated Statements of Cash Flows for each of the years in the three-year
              period ended December 31,1997                                                           F-7
     Notes to Consolidated Financial Statements                                                       F-8

Financial Statement Schedule
----------------------------
     Report of Independent Accountants on Supplemental Schedule                                       S-1
     Schedule II - Valuation and Qualifying Accounts for each of the years in the
                three year period ended December 31,1997                                              S-2



       Certain schedules are omitted because they are not applicable or the required information is provided in the Financial Statements or related notes thereto.

                          Independent Auditors' Report



To the Management Committee of
REMINGTON PRODUCTS COMPANY, L.L.C.:



     We have audited the accompanying consolidated balance sheets of Remington Products Company, L.L.C. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, members' deficit/partners' capital, and cash flows for the year ended December 31, 1997 and for the thirty-one week period ended December 31, 1996 and for Remington Products Company and subsidiaries (the "Predecessor") for the twenty-one week period ended May 23, 1996. Our audits also included the consolidated financial statement schedule for 1997 and 1996 listed in the index to the consolidated financial statements. The 1997 and 1996 consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the thirty-one week period ended December 31, 1996 and of the Predecessor for the twenty-one week period ended May 23, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such 1997 and 1996 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                            DELOITTE & TOUCHE L.L.P.



Stamford, Connecticut
March 20, 1998

                        Report of Independent Accountants



To the Management Committee of
REMINGTON PRODUCTS COMPANY:



     We have audited the accompanying consolidated statements of operations, total partners' capital and cash flows of Remington Products Company and Subsidiaries (the "Company") for the year ended December 31, 1995. These financial statements are the responsibility of management of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Remington Products Company and Subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



                            COOPERS & LYBRAND L.L.P.



Stamford, Connecticut
March 4, 1996.

                       Remington Products Company, L.L.C.

                           Consolidated Balance Sheets
                                 (in thousands)


                                                                        December 31,         December 31,
                                                                           1997                   1996
                                                                        ------------         ------------

ASSETS
Current assets:
    Cash and cash equivalents                                           $    5,408             $   7,199
    Accounts receivable, less allowance for doubtful accounts
             of  $734 in 1997 and $1,340 in 1996                            53,052                54,262
    Inventories                                                             60,507                63,785
    Prepaid and other assets                                                 1,525                 4,212
                                                                       -----------            ----------
            Total current assets                                           120,492               129,458
Property, plant and equipment, net                                          16,033                13,982
Intangibles, net                                                            60,538                62,520
Other assets                                                                 8,182                 8,863
                                                                       -----------            ----------
            Total assets                                                  $205,245              $214,823
                                                                          ========              ========
LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
    Accounts payable                                                     $  13,359              $ 16,414
    Short-term borrowings                                                    1,300                 1,153
    Current portion of long-term debt                                        1,417                 1,067
    Accrued liabilities                                                     28,055                32,964
                                                                        ----------              --------
            Total current liabilities                                       44,131                51,598
Long-term debt                                                             178,114               169,411
Other liabilities                                                            1,278                 1,521
Commitments and contingencies
Members' deficit:
     Members' deficit                                                     (15,894)               (7,351)
     Cumulative translation adjustment                                     (2,384)                 (356)
                                                                        ----------           -----------
            Total members' deficit                                        (18,278)               (7,707)
                                                                         ---------            ----------
            Total liabilities and members' deficit                        $205,245              $214,823
                                                                          ========              ========




                            See notes to consolidated financial statements.

                                   Remington Products Company, L.L.C.

                                  Consolidated Statements of Operations
                                             (in thousands)



                                                                     Year Ended December 31, 1996
                                                      Year      -------------------------------------       Year
                                                     Ended               31 Weeks       21 Weeks            Ended
                                                   December 31,           Ended          Ended           December 31,
                                                     1997              December 31       May 23             1995
                                                  --------------      -------------    ------------        ------------
                                                   (Successor)        (Successor)      (Predecessor)       (Predecessor)

Net sales                                            $241,572         $185,286          $ 56,713           $255,323
Cost of sales                                         141,296          117,723            35,102            143,203
                                                   ----------         --------         ---------           --------
          Gross profit                                100,276           67,563            21,611            112,120

Selling, general and administrative                    84,194           53,860            37,912             83,949
Amortization of intangibles                             1,936            1,195               650              1,655
                                                   ----------         --------         ---------           --------
         Operating income (loss)                       14,146           12,508          (16,951)             26,516
Interest expense                                       19,318           12,164             2,228              7,604
Other expense (income)                                    526              498             (115)                408
                                                   ----------         --------         ---------           ---------
         Income (loss) before income taxes            (5,698)            (154)          (19,064)             18,504
Provision (benefit) for income taxes                    2,225            3,018             (873)              1,264
                                                   ----------         --------         ---------           --------
         Net income (loss)                         $  (7,923)         $(3,172)         $(18,191)           $ 17,240
                                                   ==========         ========         =========           ========
Net loss applicable to common units                 $(16,279)         $(7,748)
                                                   ==========         ========








                                See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

          Consolidated Statements of Members' Deficit/Partners' Capital
                                 (in thousands)

                                                                                                                   Total
                                                                                                                 Partners'
                                                                                               Cumulative        Capital/
                                       Preferred       Common        Other      Accumulated     Translation       Members'
                                        Equity         Units        Capital       Deficit      Adjustments       Deficit
                                      -----------    --------      ---------     ----------    ------------     ----------

REDECESSOR

Balance, December 31, 1994                                         $  59,496                   $   468          $ 59,964
    Net income                                                        17,240                                      17,240
    Foreign currency translation                                                                (1,259)           (1,259)
                                                                   ----------                 ----------        --------
Balance, December 31, 1995                                            76,736                      (791)           75,945
    Net loss                                                        (18,191)                                     (18,191)
    Foreign currency translation                                                                  (217)             (217)
    Effects of recapitalization:
      Issuance of equity units        $62,000         $7,742                                                      69,742
      Excess of fair value over
            predecessor basis                                       (73,921)                                     (73,921)
      Cancellation of
             predecessor partners'
                capital                                             (58,545)                                     (58,545)
      Elimination of cumulative
            translation                                                                           1,008            1,008
                                      --------        -------      ----------                  ----------       ----------

Balance, May 23, 1996                 $62,000         $7,742       $(73,921)                   $    -           $ (4,179)
                                      =======         ======       =========                   ==========       =========
SUCCESSOR
Balance, May 24, 1996                 $62,000         $7,742       $(73,921)                                    $ (4,179)
    Net loss                                                                      $(3,172)                        (3,172)
    Preferred dividend                  4,576                                      (4,576)                             -
    Foreign currency translation                                                               $   (356)            (356)
                                      --------       -------       ----------     --------     ---------        ---------
Balance, December 31, 1996             66,576          7,742        (73,921)       (7,748)         (356)          (7,707)
    Net loss                                                                       (7,923)                        (7,923)
    Preferred dividend                  8,356                                      (8,356)                             -
    Repurchase of common units                         (620)                                                        (620)
    Foreign currency translation                                                                 (2,028)          (2,028)
                                      --------       -------       ----------     --------     ---------        ---------

Balance, December 31, 1997            $74,932         $7,122       $(73,921)      $(24,027)    $ (2,384)        $(18,278)
                                      =======         ======       =========      ========     =========        ==========


                                See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                              Year Ended December 31, 1996
                                                                Year         --------------------------------      Year
                                                                Ended          31 Weeks          21 Weeks         Ended
                                                             December 31,     Ended               Ended         December 31,
                                                                1997          December 31        May 23            1995
                                                             ------------     ------------      ------------     -----------
                                                             (Successor)        (Successor)     (Predecessor)    (Predecessor)
Cash flows from operating activities:

   Net income (loss)                                          $ (7,923)         $(3,172)         $(18,191)      $17,240

   Adjustment to reconcile  net income  (loss) to net cash provided by (used in)
       operating activities:
       Depreciation                                              2,831            1,184             1,355         3,283
       Amortization of intangibles                               1,936            1,195               650         1,655
       Amortization of deferred financing fees                   1,072            1,260               262           690
       Deferred income taxes                                       (44)           1,251              (561)         (735)
       Foreign currency forward losses                             115            1,501                -             -
       Changes in assets and liabilities:
          Accounts receivable                                    1,210          (27,291)           41,043        (13,955)
          Inventories                                            3,278           (2,546)           (8,339)           299
          Accounts payable                                      (3,055)           5,392             1,187        (11,605)
          Accrued liabilities                                   (5,267)          10,731              (933)         3,579
          Other, net                                            (2,133)            ( 70)             (158)           202
                                                              --------         --------          ---------      --------
              Cash provided by (used in) operating activities  (7,980)          (10,565)            16,315           653
                                                              --------         --------          --------       -------
Cash flows from investing activities:
   Capital expenditures                                        (5,078)           (2,399)           (1,310)        (3,291)
   Payment for purchase of Company, net                              -         (139,750)              -              -
   Proceeds from working capital adjustment                      2,500                -               -              -
   Other                                                           204             (181)              -              -
                                                              --------        ---------          ---------      ---------
              Cash used in investing activities                (2,374)         (142,330)           (1,310)        (3,291)
                                                              --------        ---------          --------       --------
Cash flows from financing activities:
   Proceeds from sale of senior subordinated notes                 -            129,026               -             -
   Net  repayments under term loan facilities                     (965)          (3,463)           (3,600)       (13,550)
   Net borrowings (repayments) under credit facilities          10,938            1,564           (12,353)        14,965
   Equity investments (repurchases)                               (620)          34,302               -            -
   Debt issuance costs                                               -           (9,075)              -            -
   Other, net                                                     (251)           1,595               -             354
                                                               --------        ---------         ----------      --------

              Cash provided by (used in) financing activities    9,102          153,949           (15,953)         1,769

              Effect of exchange rate changes on cash             (539)             503              (214)            51
                                                              --------        ---------         ---------      ---------
Increase (decrease) in cash and cash equivalents                (1,791)           1,557            (1,162)         (818)
Cash and cash equivalents, beginning of period                   7,199            5,642             6,804         7,622
                                                              --------        ---------         ---------      --------
            Cash and cash equivalents, end of period          $  5,408        $   7,199         $   5,642      $  6,804
                                                              ========        =========         =========      ========
Supplemental cash flow information:

       Interest paid                                           $18,756         $  9,121           $ 1,874       $ 6,936
       Income taxes paid                                      $  2,493          $ 1,563          $    440       $ 1,073


                                See notes to consolidated financial statements.
                                         Remington Products Company, L.L.C.

                   Notes to Consolidated Financial Statements



1.   Summary of Significant Accounting Policies

     Remington Products Company, L.L.C. and its wholly owned subsidiaries, (the "Company") manufacture and market electrical personal care appliances. The Company distributes on a worldwide basis men's and women's electrical shavers and accessories, women's personal care appliances, including hairsetters, curling irons and hair dryers, men's electrical grooming products, travel products and other small electrical consumer appliances. The Company's products are sold worldwide through mass merchandisers, catalog showrooms, drugstore chains and department stores in addition to the Company's own service stores.

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

     Basis of Presentation:

     The consolidated balance sheets as of December 31, 1997 and 1996 include the accounts of Remington Products Company, L.L.C. and Subsidiaries, the "Successor" company following the change in ownership on May 23, 1996 (the "Closing Date") (see Note 2) and the consolidated results of operations and cash flows include the accounts for the successor company for the year ended December 31, 1997 and for the period from May 24, 1996 to December 31, 1996. The statements also include the results of operations and cash flows of RPC, the "Predecessor" company, prior to the Closing Date. All significant intercompany accounts and transactions are eliminated in consolidation.

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

     Inventories:

     The inventories of foreign subsidiaries and purchased product for resale by the merchandising and service store operations are valued at the lower of cost or market utilizing the first-in, first-out (FIFO) method. Domestic manufactured inventories, which represent approximately 15% of the consolidated inventories as of December 31, 1997 and 28% at 1996, are stated at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method. As of December 31, 1997 and 1996, the excess of current replacement cost over LIFO cost of inventories was not significant. In the fourth quarter of 1996, the Company recorded a charge of approximately $3.9 million for certain inventory valuation adjustments.

                       Remington Products Company, L.L.C.

     Property, Plant and Equipment:

    Property, plant and equipment is recorded primarily at cost. In conjunction with the Reorganization (See Note 2), property, plant and equipment was restated to reflect fair value excluding the ownership percentage retained by RPI. Depreciation is provided for principally on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

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

      Costs associated with obtaining financing arrangements are included in other assets and are being amortized over the term of the related borrowings.

      Options:

     Financial Accounting Statement No. 123, "Accounting for Stock Based Compensation", (SFAS 123) requires expanded disclosures of employee stock based compensation arrangements and encourages, but does not require, employers to adopt a fair value based method of accounting for employee stock based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the value of the option and is recognized over the service period, which is usually the vesting period. As provided by SFAS 123, the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", for employee stock compensation measurement, which does not require compensation expense recognition when the exercise price of stock options is greater than or equal to current market value at the date of the stock option grant.

     Research and Development:

     Research and development costs related to both present and future products are expensed as incurred. Such costs totaled $2.8 million for the year ended December 31, 1997; $1.3 million for the thirty-one weeks ended December 31, 1996; $0.8 million for the twenty-one weeks ended May 23, 1996; and $1.9 million for the year ended December 31, 1995.

     Income Taxes:

     Federal income taxes on net earnings of the Company are payable directly by the partners. In jurisdictions where partnership status is not recognized or foreign corporate subsidiaries exist, the Company provides for income taxes currently payable as well as for those deferred because of temporary differences between the financial and tax bases of assets and liabilities.

     Translation of Foreign Currencies:

     Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the weighted average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in members' deficit or total partners' capital. Foreign currency transaction gains and losses, including mark-to-market gains and losses on forward contracts are recognized in earnings and totaled $(0.7) million for the year ended December 31, 1997; $(0.7) million for the thirty-one weeks ended December 31, 1996; $(0.1) million for the twenty-one weeks ended May 23, 1996 and $0.2 million for the year ended December 31, 1995.

                       Remington Products Company, L.L.C.

    Recent Accounting Pronouncements:

     In June of 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which requires disclosures of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company will include such statement, if applicable, beginning with the first quarter of 1998.

     In addition, in June of 1997, the FASB issued SFAS No. 131, "Disclosure About Seqments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of certain information about operating segments and about products and services, the geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in its financial statements for the year eneded December 31, 1988.

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

    The Reorganization reflected the following adjustments (in thousands):

Cash payments and distributions (1)                                                            $139,750
Implied fair value of equity interests issued to RPI (2)                                         35,440
                                                                                               ---------
    Total consideration and direct acquisition costs                                            175,190
Less RPC's historical cost of net assets acquired (3)                                           (71,246)
                                                                                               ---------
Excess of consideration paid over RPC's historical cost                                         103,944
Less excess of fair value over predecessor basis (4)                                            (73,921)
                                                                                               ---------
                                                                                                 30,023
Debt issuance costs                                                                               9,075
                                                                                               ---------
    Net adjustment                                                                             $ 39,098
                                                                                               =========

                       Remington Products Company, L.L.C.

Allocation of net adjustment (5):
    Inventories                                                                                    (865)
    Prepaid and other current assets                                                             (1,752)
    Property, plant and equipment, net                                                           (1,554)
    Goodwill                                                                                     11,387
    Tradenames                                                                                   26,534
    Patents                                                                                       4,670
    Other assets (6)                                                                              8,463
    Accrued liabilities                                                                          (7,785)
                                                                                               ---------
                                                                                               $ 39,098
                                                                                               =========

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

(6) Represents debt issuance costs of $9,075 net of a $612 write-off of deferred financing costs related to existing debt being repaid.

3. Inventories

      Inventories were comprised of the following as of December 31, 1997 and 1996 (in thousands):

                                                                                1997                 1996
                                                                              ---------            ---------

                     Finished goods                                            $ 55,099            $ 59,205
                     Work in process                                              5,392               4,556
                     Raw materials                                                   16                  24
                                                                               --------            --------
                                                                               $ 60,507            $ 63.785
                                                                               ========            ========


                       Remington Products Company, L.L.C.

4.   Property, Plant and Equipment

      Property, plant and equipment as of December 31, 1997 and 1996 consisted of (in thousands):

                                                                                1997                1996
                                                                             ---------           --------
                  Land and buildings                                         $  2,459            $  2,441
                  Leasehold improvements                                        3,308               1,981
                  Machinery, equipment and tooling                              9,237               7,487
                  Furniture, fixtures and other                                 4,769               3,283
                                                                              --------            --------
                                                                               19,773              15,192
                  Less accumulated depreciation                                (3,740)             (1,210)
                                                                             --------            --------
                                                                             $ 16,033            $ 13,982
                                                                             ========            ========

5.  Intangibles

          Intangibles were comprised of the following (net of accumulated amortization of $3,129 and $1,195 thousand) as of December 31, 1997 and 1996, respectively (in thousands):

                                                                              1997                 1996
                                                                           ---------            ---------
                  Goodwill                                                 $ 31,142             $ 31,994
                  Tradenames                                                 25,473               26,136
                  Patents                                                     3,923                4,390
                                                                           --------             --------
                                                                           $ 60,538             $ 62,520
                                                                           ========             ========

6.  Accrued Liabilities

      Accrued liabilities were comprised of the following as of December 31, 1997 and 1996 (in thousands):

                                                                             1997                 1996
                                                                           --------             ---------
                  Advertising and promotion expenses                       $ 7,953              $10,012
                  Compensation and benefits                                  4,182                4,787
                  Income and other taxes payable                             3,790                3,855
                  Interest                                                   1,900                2,454
                  Other                                                     10,230               11,856
                                                                           -------              -------
                                                                           $28,055              $32,964
                                                                           =======              =======

7.   Debt

     Senior Credit Agreement

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

                       Remington Products Company, L.L.C.

     The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory for the applicable borrower. As of December 31, 1997, availability under the Revolving Credit Facilities was approximately $12.5 million. The availability has been reduced by approximately $1.9 million in short-term commercial and stand-by letters of credit outstanding as of December 31, 1997. The term loans under the Senior Credit Agreement are payable in quarterly installments. Aggregate scheduled installments over the next five years ending December 31, 2002 are $1.4, $1.6, $1.9, $3.1 and $1.0 million, respectively. The obligations under the Senior Credit Agreement are guaranteed by each of the Company's domestic subsidiaries and secured by their assets and properties and pledge of the common equity interests.

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

     Short Term Borrowings

     Short Term Borrowings consist of local revolving credit lines at certain of the Company's foreign subsidiaries. These facilities are collateralized by assets of the subsidiaries or are guaranteed by the Company. The weighted average interest rate under these facilities was approximately 5.9% in 1997 and 5.1% in 1996.

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

     Subsequent to December 31, 1997, the Company amended the Senior Credit Agreement to adjust the financial covenants prospectively based upon a review of expected future operating performance. As a result of the amendment,

                       Remington Products Company, L.L.C.

the Revolving Credit Facilities' borrowing base can be increased as needed by $10 million over the applicable percentage of eligible receivables and inventories, (still limited to the $70 million total facilities) for the period April 1, 1998 through June 30, 1999. In addition, the interest rate on borrowings under the Revolving Credit Facilities will be increased by one quarter percent during any period that any of the additional $10 million in borrowing base is utilized.

      Details of long-term debt at December 31, 1997 and 1996 are as follows (in thousands):

                                                                               1997                        1996
                                                                              ---------                 ----------
                  Revolving Credit Facilities                                 $  40,523                 $  30,224
                  Senior Subordinated Notes                                     130,000                   130,000
                  Term Loans                                                      9,008                    10,254
                                                                              ---------                 ---------
                                                                                180,831                   170,478
                  Less current portion                                          (1,417)                   (1,067)
                                                                              ---------                 ---------
                                                                              $ 178,114                 $ 169,411
                                                                              =========                 =========

8.   Members' Equity

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

      The ownership interests of the Members in the Company consist of preferred members' equity (the "Preferred Equity") and common units (the "Common Units"). The Common Units represent the common equity of the Company. The Preferred Equity is entitled to a preferred yield of 12% per annum, compounded quarterly, and to an aggregate liquidation preference of $62 million (net of any prior repayments of Preferred Equity) plus any accrued but unpaid preferred yield. As of December 31, 1997 the aggregate unpaid Preferred Equity dividend amounted to $12.9 million.

      As a result of the Reorganization, on the Closing Date, RPI had a $35.4 million equity interest in the Company ($32.0 million in Preferred Equity) and the Vestar Members had a $33.4 million equity interest in the Company ($30.0 million in Preferred Equity). As of December 31, 1997, the Company's Common Units were owned 49.8% by the Vestar Members, 49.8% by RPI and 0.4% by certain Management Investors. Vestar Corp. I controls the Management Committee and the affairs and policies of the Company.

      On the Closing Date, certain Management Investors were granted options (the "Management Options") to acquire in the aggregate, up to 2,580 Common Units at an exercise price of $100 per unit, the fair market value of the Common Units as of the Closing Date. The effect of applying the fair value method as prescribed by SFAS No. 123 to the Comany's stock-based awards results in net losses that are not materially different than those reported.

      In January 1998, the Company repurchased the remaining outstanding common units owned by the Management Investors and cancelled all outstanding Management Options and adopted a new Phantom Equity Program. Under this program a maximum of 21% of the value of the Company's Common Units and Preferred Equity (together, the "Equity") can be awarded to selected officers and other key employees of the Company . The Phantom Equity Program is comprised of time based (consisting of 12 1/2% of the Equity), performance based (6 1/2%) and super performance (2%) based awards. All awards grant to the recipient a specified percentage of the Equity (the "applicable percentage").

    A time based award vests in five equal annual installments, upon the sale of the Company or upon an initial public offering of the Company's stock ("IPO"), whichever comes first. The performance and super performance based awards are similar to the time based awards except that performance based award vests in stages as the Company achieves

                       Remington Products Company, L.L.C.

specified performance targets while the super performance based award vests entirely upon the achievement of a single target. Payment of the performance based awards does not occur until and is dependent upon the achievement of both a performance criteria and an event criteria. The event criteria is a Company sale or when Vestar's ownership falls below 10% of the Common Units. The performance criteria for the performance based award vests in segments as the Company achieves specified performance targets while there is only one target for the super performance based award. Any performance or super performance based award which is not fully vested by December 31, 2002 is automatically terminated.

    The Phantom Equity Program and all awards are subject to readjustment in the event of a reorganization of the Company required in connection with a refinancing, and the applicable percentages are subject to readjustment to take into consideration new issuances of Equity.

9.   Income Taxes

     Federal income taxes on net earnings of the Company are payable directly by the partners pursuant to the Internal Revenue Code. Accordingly, no provision has been made for Federal income taxes for the Company. However, certain state and local jurisdictions do not recognize partnership status for taxing purposes and require taxes be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes. Foreign pretax earnings/(losses) were $6,023, $7,785, $(2,433) and $7,632 thousand for the year ended December 31, 1997, the 31 weeks ended December 31, 1996, the 21 weeks ended May 23, 1996, and the year ended December 31, 1995, respectively.

    The provision (benefit) for income taxes consists of the following (in thousands):

                                                                           Year Ended December 31, 1996
                                                           Year            ------------------------------           Year
                                                          Ended                31 Weeks         21 Weeks            Ended
                                                          December 31,          Ended           Ended             December 31,
                                                           1997               December 31        May 23             1995
                                                         ---------            -----------       ----------        ----------
                                                         (Successor)          (Successor)       (Predecessor)     (Predecessor)
Current:
   State and local                                       $      15            $     5           $    -            $    40
   Foreign                                                   2,254              1,762             (312)             1,959
Deferred:
   Foreign                                                     (44)             1,251             (561)              (735)
                                                         ---------            -------           -------           -------
        Total                                            $   2,225             $3,018           $ (873)           $ 1,264
                                                         =========             ======           =======           =======

Income taxes computed at statutory U.S. Federal
   income tax rate                                         $(1,994)           $   (54)          $(6,672)          $ 6,476
Partnership status for U.S. federal income tax
   purposes                                                  4,102              2,779             5,821            (3,805)
State and local income taxes                                    15                  5                -                 40
Adjustment for foreign income tax rates                        102                288              (22)               506
Utilization of foreign net operating loss                        -
 carryforwards                                                                      -                 -            (1,340)
Recognition of foreign deferred tax asset                       -               -                     -              (613)
                                                         -----------          -------

Income taxes as reported                                 $   2,225            $ 3,018           $ (873)           $ 1,264
                                                         ---------            -------           -------           --------

          Current deferred tax assets of the foreign subsidiaries as of December 31, 1997 and 1996 totaled $145 and $101 thousand, respectively.

                       Remington Products Company, L.L.C.

10.  Commitments and Contingencies

     The Company is liable under the terms of noncancelable operating leases of real estate and equipment for minimum annual rent payments as follows (in thousands):

           1998                                             $ 4,122
           1999                                               3,581
           2000                                               2,474
           2001                                               1,778
           2002                                                 962
           2003 and thereafter                                  158
                                                            --------
                                                            $13,075

      Rent expense was $6,014, $3,760, $2,095 and $5,469 thousand for the year ended December 31, 1997, the thirty-one weeks ended December 31, 1996, the twenty-one weeks ended May 23, 1996 and for the year ended December 31, 1995, respectively.

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

11.  Employee Savings Plan

        UK Pension Plan. The Company's UK subsidiary has a contributory defined benefit pension plan which covers substantially all of the UK subsidiary's employees. Pension benefits are based upon length of service and compensation under a final compensation averaging formula. The Company's funding policy is to make contributions consistent with statutory requirements. The plan's assets are primarily invested in equity instruments. Net pension cost for the years ended December 31, 1997 and 1996 were approximately $271and $388 thousand, respectively.

The plan's funded status as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                                      1997                1996
                                                                                    -------             --------

Accumulated benefit obligations                                                     $(5,831)            $(4,446)
                                                                                    --------            --------
Projected benefit obligation                                                         (6,222)            $(4,788)
Plan assets at fair value (principally marketable securities)                         5,996               5,369
                                                                                    --------            --------
Plan assets greater (less than)projected benefit obligation                            (226)                581
Unrecognized (gain)/loss                                                                323                (480)
                                                                                    --------            --------
Prepaid pension cost                                                                $    97             $   101
                                                                                    ========            ========


                       Remington Products Company, L.L.C.

    Employee Savings Plan. The Company has a savings accumulation plan (the "Plan") under Section 401(k) of the Internal Revenue Code covering substantially all regular employees. The Plan is subject to the provisions of ERISA and has been updated for subsequent amendments. The Plan allows for employees to defer up to the lesser of 15% of their annual earnings or within limitations on a pre-tax basis through voluntary contributions to the plan. The Plan provides for contributions in an amount equal to 40% of their employees' contributions up to a maximum of 5% of their total salary. The Company's matching contributions were $237, $94, $52 and $104 thousand for the year ended December 31, 1997, the thirty-one weeks ended December 31, 1996, the twenty-one weeks ended May 23, 1996 and for the year ended December 31, 1995, respectively.

12.  Financial Instruments, Credit Risk and Other

      Fair Value of Financial Instruments:

      The carrying amounts for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments. At December 31, 1997, the difference between contract rate and fair value on the Company's foreign currency forward contracts was not material. The fair value of long-term debt was approximately $157.3 million (book value of $178.1 million).
      Concentration of Credit Risk:

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and accounts receivable. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. As of December 31, 1997, the Company had uncollateralized receivables with two mass-merchant retailers which represented approximately 22% of the Company's accounts receivable balance. During calendar 1997, sales to these two customers represented approximately 19% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

      Foreign Currency Exposure Management:

     The Company has entered into foreign currency forward contracts to mitigate the effect of fluctuating foreign currencies on intercompany transactions and balances between U.S. and foreign operations. Realized and unrealized gains and losses on such contracts are recognized in income as an offset to gains or losses on the underlying intercompany transactions. At December 31, 1997, forward contracts to sell 15.3 million UK Pounds Sterling were outstanding, all of which mature in 1998. At December 31, 1996, forward contracts to sell 18.7 million UK Pounds Sterling were outstanding and matured at various dates through 1997.

     Other

       A substantial portion of the Company's finished goods are manufactured for the Company by certain third-party suppliers located in China, Japan and Thailand. Although the Company considers its present relationships with these suppliers to be good, any adverse change in the relationships with these suppliers, the financial condition of such

                       Remington Products Company, L.L.C.

suppliers, the Company's ability to import outsourced products or the suppliers' ability to manufacture and deliver outsourced products on a timely basis would have a material adverse effect on the Company.

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

      Pursuant to a consulting and transitional services agreement (the "Consulting Agreement") entered into by the Company as of the closing Date, RPI will receive an aggregate annual fee equal to the sum of (i) the greater of $500 thousand or 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis and (ii) $250 thousand in 1996, 1997 and 1998 if the Company's net revenues or EBITDA (as defined in such agreement) exceed certain targets in such years, for rendering advisory and consulting services in relation to strategic financial panning, product development and evaluation of mergers, acquisitions and divestitures. The Consulting Agreement will be in effect until the tenth anniversary of the Closing Date, provided that the Consulting Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that RPI owns less than 25% of the number of the Company's Common Units owned by RPI on the Closing Date, and provided further that Vestar Capital may terminate the Consulting Agreement at any time (but only to the extent that Vestar Capital also terminates similar provisions of the Management Agreement).

      The Company utilized consultants from an entity controlled by a director of the Company for a limited duration project during 1996. The Company recorded fees to the consultants of $323 thousand for this project which has been completed.

      During January 1995, RPC entered into a barter transaction with an entity controlled by one of RPC's partners. RPC exchanged inventory with a cost of $4,275 thousand for barter credits that can be used to pay for media advertising at a predetermined rate of cash and barter credits. During 1995, RPC incurred $2,948 thousand for media advertising purchased through the related entity, of which $521 thousand represented utilization of the barter credits. The entity ceased being a related party as of the Closing Date.

      RPC utilized various consultants (principally in its computer and service store operations) from an entity controlled by one of RPC's partners. RPC was billed based upon a prearranged hourly amount and was charged $37 and $381 thousand for related services during the twenty-one weeks ended May 23, 1996 and for the year ended December 31, 1995, respectively. Fees paid to an entity controlled by the other RPC partner amounted to $54 thousand for transportation services and reimbursement of the partner's expenses during the year ended December 31, 1995.

                       Remington Products Company, L.L.C.

     RPC acquired certain products for resale in its service stores from companies owned by each of RPC's partners. Such purchases aggregated approximately $80 and $94 thousand during the twenty-one weeks ended May 23, 1996 and for the year ended December 31, 1995, respectively.

      In 1995, RPC paid $984 thousand of costs incurred on behalf of the partners. Approximately $800 thousand of such costs related to various change in ownership transactions, which were not completed. The remaining $184 thousand was paid to one of RPC's partners.


14. Geographic Information

     The Company operates in one industry segment, the manufacture and marketing of electrical personal care appliances. The Company sells its products principally through mass merchandisers and its own service stores in the United States and also has merchandising operations in Europe (principally U.K. and Germany) and other countries (principally Australia and Canada).

      Information by geographical location is as follows (in thousands):

                                                              Year Ended December 31, 1996
                                               Year          --------------------------------      Year
                                              Ended           31 Weeks           21 Weeks          Ended
                                           December 31,        Ended              Ended           December 31,
                                              1997           December 31           May 23           1995
                                          ------------       ------------       -------------   --------------
                                          (Successor)        (Successor)        (Predecessor)    (Predecessor)

Net sales*:
    United States                          $ 138,202         $ 112,153          $ 34,747        $ 164,080
    Europe                                    69,809            50,122            13,927           62,288
    Other                                     33,561            23,011             8,039           28,955
                                           ---------         ---------          --------        ---------
                                           $ 241,572         $ 185,286          $ 56,713        $ 255,323
                                            ========         =========          ========        =========

Operating income (loss):
    United States                          $   5,532         $   2,749          $(14,745)       $  18,402
    Europe                                     5,145             6,394            (1,168)           4,914
    Other                                      3,469             3,365            (1,038)           3,200
                                           ---------         ---------          ---------       ---------
                                           $  14,146         $  12,508          $(16,951)       $  26,516
                                           =========         =========          =========       =========

Identifiable assets:
    United States                          $ 129,329         $ 143,581                          $ 106,606
    Europe                                    52,494            48,193                             45,366
    Other                                     23,422            23,049                             18,950
                                           ---------         ---------                          ---------
                                           $ 205,245         $ 214,823                          $ 170,922
                                           =========         =========                          =========


         *Net Sales exclude sales from the United States to affiliate companies and sales between affiliates of $8,638, $7,812, $2,716 and $11,366 thousand for the year ended December 31, 1997, the 31 weeks ended December 31, 1996, the 21 weeks ended May 23, 1996 and the year ended December 31, 1995, respectively.

     Export sales to unaffiliated customers are included in the United States and are not significant. Identifiable assets in the United States includes the majority of the Company's intangible assets.

                        Report of Independent Accountants



To the Management Committee of
REMINGTON PRODUCTS COMPANY:



     Our report on the consolidated statements of operations, total partner's capital and cash flows of Remington Products Company is included on page F-3 of this Form 10-K. In connection with our audit of such financial statments, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

     In our opinion, this financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                            COOPERS & LYBRAND L.L.P.


Stamford, Connecticut
March 4, 1996

                           REMINGTON PRODUCTS COMPANY

                  Schedule II--Valuation & Qualifying Accounts
                                 (in thousands)




                                                                             Additions
                                                           Balance of       Charged to                         Balance at
                                                            Beginning        Costs and                             End
                                                           of Period          Expenses        Deductions        of Period
                                                           ----------       -----------      -----------       -----------

Successor

Year Ended December 31, 1997
Allowance for doubtful accounts                               $1,340         $    188        $    794          $   734
Allowance for cash discounts and returns                       9,419           16,007          16,501            8,925

31 Weeks Ended December 31, 1996
Allowance for doubtful accounts                                2,487            1,038           2,185            1,340
Allowance for cash discounts and returns                       3,937           14,123           8,641            9,419

Predecessor

21 Weeks Ended May 23, 1996
Allowance for doubtful accounts                                1,366            1,914             793            2,487
Allowance for cash discounts and returns                       7,852            4,331           8,246            3,937

Year Ended December 31, 1995
Allowance for doubtful accounts                                1,461              159             254            1,366
Allowance for cash discounts and returns                       7,917           16,075          16,140            7,852


