Form 10-Q
period 1998-03-31
REMINGTON PRODUCTS CO LLC
filed 1998-05-11
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                        06-1451076
-------------------------------                   ---------------------
(State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                  Identification No.)

60 Main Street, Bridgeport, Connecticut                 06604
----------------------------------------          -------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (203)  367-4400
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of Each class                Name of each exchange on which registered
------------------------             -----------------------------------------
         None                                       None

           Securities registered pursuant to Section 12(g) of the Act:

                 11% Series B Senior Subordinated Notes due 2006
                 -----------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No _____

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX


                                                                                              PAGE
PART I.                       FINANCIAL INFORMATION
Item 1.                       Financial Statements (unaudited):
                              Consolidated Balance Sheets -
                                March 31, 1998 and December 31, 1997                           3
                              Consolidated Statements of Operations -
                                For the three months ended March 31, 1998 and
                                March 29, 1997                                                 4
                              Consolidated Statements of Cash Flows -
                                For the three months ended March 31, 1998 and
                                March 29, 1997                                                 5
                              Notes to Unaudited Consolidated Financial Statements             6

Item 2.                       Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                            7

PART II.                      OTHER INFORMATION
Item 6.                       Exhibits and Reports on Form 8-K                                 10
                              Signature                                                        11



                                  Remington Products Company, L.L.C.
                                      Consolidated Balance Sheets
                                       (unaudited in thousands)




                                                                           March 31,            December 31,
                                                                             1998                   1997
                                                                          ----------            -----------

ASSETS
Current assets:
    Cash and cash equivalents                                             $    3,264            $    5,408
    Accounts receivable, less allowance for doubtful accounts of
      $669 in 1998 and $734 in 1997                                           24,959                53,052
    Inventories                                                               59,976                60,507
    Prepaid and other current assets                                           2,234                 1,525
                                                                          -----------           -----------
            Total current assets                                              90,433               120,492
    Property, plant and equipment, net                                        15,828                16,033
    Intangibles, net                                                          60,058                60,538
    Other assets                                                               7,962                 8,182
                                                                          ----------            ----------
            Total assets                                                    $174,281              $205,245
                                                                          ==========            ==========
LIABILITIES AND MEMBERS' DEFICIT Current Liabilities:
    Accounts payable                                                      $    6,716            $   13,359
    Short-term borrowings                                                          -                 1,300
    Current portion of long-term debt                                          1,584                 1,417
    Accrued liabilities                                                       19,676                28,055
                                                                          ----------            ----------
            Total current liabilities                                         27,976                44,131
Long-term debt                                                               168,129               178,114
Other liabilities                                                              1,569                 1,278
Members' deficit:
     Members' deficit                                                       (21,476)              (15,894)
     Cumulative translation adjustment                                       (1,917)               (2,384)
                                                                          ----------            ----------
            Total members' deficit                                          (23,393)              (18,278)
                                                                          ----------            ----------
            Total liabilities and members' deficit                        $  174,281            $  205,245
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

                                     Remington Products Company, L.L.C.
                                    Consolidated Statements of Operations
                                          (unaudited in thousands)





                                                                                            Three Months Ended
                                                                                        ------------------------------
                                                                                        March 31,             March 29,
                                                                                           1998                 1997
                                                                                        ---------            ---------
Net sales                                                                               $ 38,904             $  36,437
Cost of sales                                                                             21,926                21,280
                                                                                        --------             ---------
          Gross profit                                                                    16,978                15,157
Selling, general and administrative                                                       17,160                14,962
Amortization of intangibles                                                                  484                   484
                                                                                        --------             ---------
         Operating loss                                                                    (666)                  (289)
Interest expense                                                                           4,882                4,665
Other expense (income)                                                                       235                  (655)
                                                                                        --------             ---------
         Loss before income taxes                                                        (5,783)                (4,299)
Provision (benefit) for income taxes                                                       (443)                  (289)
                                                                                        --------             ---------
         Net loss                                                                       $(5,340)             $  (4,010)
                                                                                        ========             =========

Net loss applicable to common units                                                     $(7,588)             $  (6,008)
                                                                                        ========             =========









            See notes to unaudited consolidated financial statements.

                                      Remington Products Company, L.L.C.
                                     Consolidated Statements of Cash Flows
                                           (unaudited in thousands)


                                                                                           Three Months Ended
                                                                                     ---------------------------------
                                                                                     March 31,               March 29,
                                                                                       1998                    1997
                                                                                     ----------            -----------
Cash flows from operating activities:
   Net loss                                                                          $ (5,340)             $(4,010)
   Adjustment to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                       794                  480
       Amortization of intangibles                                                        484                  484
       Amortization of deferred financing fees                                            268                  275
       Deferred income taxes                                                              145                 (339)
       Foreign currency forward (gain) loss                                               358               (1,459)
       Changes in assets and liabilities:
          Accounts receivable                                                          28,093                32,785
          Inventories                                                                     531                   987
          Accounts payable                                                             (6,643)               (9,590)
          Accrued liabilities                                                          (8,446)               (8,630)
          Other, net                                                                     (154)               (1,826)
                                                                                     ---------             ---------
              Cash provided by operating activities                                    10,090                 9,157
                                                                                     ---------             ---------
Cash flows from investing activities:
   Capital expenditures                                                                  (609)               (1,137)
   Proceeds from working capital adjustment                                                                   2,500
                                                                                     ----------            --------
              Cash provided by (used in) investing activities                            (609)                 1,363
                                                                                     ---------             ---------
Cash flows from financing activities:
    Repayments under term loan facilities                                                (318)                 (189)
    Net repayments under credit facilities                                            (11,274)              (15,466)
    Equity repurchases                                                                   (242)                   -
    Other, net                                                                            258                  (100)
                                                                                     ---------             ---------
              Cash used in financing activities                                       (11,576)              (15,755)

              Effect of exchange rate changes on cash                                     (49)                   211
Decrease in cash and cash equivalents                                                  (2,144)               (5,024)
Cash and cash equivalents, beginning of period                                           5,408                 7,199
                                                                                     ---------             ---------
            Cash and cash equivalents, end of period                                 $   3,264             $   2,175
                                                                                     =========             =========
Supplemental cash flow information:
       Interest paid                                                                 $   1,058             $     710
       Income taxes paid                                                             $     249             $     589





           See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.

              Notes to Unaudited Consolidated Financial Statements



1.    Summary of Significant Accounting Policies

      Basis of Presentation
       Remington Products Company, L.L.C., a Delaware limited liability company, (the "Company") was formed to acquire the operations of Remington Products Company and its subsidiaries. The acquisition, which was effective on May 23, 1996, was accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, and EITF Issue No. 88-16, Basis in Leveraged Buyout Transactions.

       The statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles, and reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended December 31, 1997.


2.    Inventories

       Inventories were comprised of the following (in thousands):

                                            March 31,             December 31,
                                             1998                     1997
                                           --------                ----------
                     Finished goods        $54,210                 $55,099
                     Work in process         5,753                   5,392
                     Raw materials              13                      16
                                           --------                ----------
                                           $59,976                 $60,507
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

5.     Adoption of SFAS 130

     The Company adopted Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income" during the first quarter of 1998, as required. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Presently, the only component of other comprehensive income for the Company is the change in accumulated foreign currency translation adjustments.

Comprehensive income consists of the following (in thousands):

                                                                                 Three Months Ended
                                                                             --------------------------------
                                                                               March 31,          March 29,
                                                                                1998                 1997
                                                                             -------------        ----------
Net loss per financial statements                                            $(5,340)             $(4,010)

Other comprehensive income (loss)                                                467                 (468)
                                                                             -----------         ----------
         Comprehensive income (loss)                                          (4,873)              (4,478)
                                                                             =========           ==========


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The Company manufactures and markets men's and women's electrical personal care appliances. The Company distributes on a worldwide basis men's and women's electric shavers and accessories, women's personal care appliances including hairsetters, curling irons and hair dryers, men's electric grooming products, travel products and other small electric consumer appliances. In addition to its U.S. merchandising and manufacturing operations, the Company has merchandising subsidiaries in the United Kingdom, Canada, Germany, Australia, New Zealand,
France and South Africa. The Company markets products throughout Europe, the Middle East, Africa, Asia and a portion of South America through its subsidiary in the United Kingdom and distributes products to Japan, Central America and the remainder of South America from its U.S. headquarters.

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




                                                                             Three Months Ended
                                                             --------------------------------------------------------
                                                               March 31, 1998                     March 29, 1997
                                                             ------------------------        ------------------------
                                                                  $              %                $              %
     Net Sales:
        U.S.                                                 $  16.7            42.9         $  16.0            44.0
        U.S. service stores                                      7.2            18.5             6.4            17.6
        International                                           15.0            38.6            14.0            38.4
                                                             -------         -------         -------         -------
                                                                38.9           100.0            36.4           100.0
     Cost of sales                                              21.9            56.3            21.2            58.5
                                                             -------         -------         -------         -------
     Gross profit                                               17.0            43.7            15.2            41.5
     Selling, general and administrative                        17.2            44.2            15.0            40.9
     Amortization of intangibles                                 0.5             1.3             0.5             1.4
                                                             -------         -------         -------         -------
     Operating loss                                            (0.7)           (1.8)           (0.3)           (0.8)
     Interest expense                                            4.9            12.6             4.7            12.9
     Other expense (income)                                      0.2             0.5           (0.7)           (1.9)
                                                             -------         -------         -------         -------

     Loss before income taxes                                  (5.8)          (14.9)           (4.3)          (11.8)
     Provision (benefit) for income taxes                      (0.5)           (1.3)           (0.3)           (0.8)
                                                             -------         -------         -------         -------

     Net loss                                                $ (5.3)          (13.6)         $ (4.0)          (11.0)
                                                             =======         =======         =======         =======


Results of Operations

First Quarter Ended March 1998 Versus March 1997

    Net Sales. Net sales for the quarter ended March 31, 1998 were $38.9 million, an increase of 6.8% when compared to $36.4 million for the quarter ended March 29, 1997. The increase is attributable to essentially all of the Company's businesses.

    Net sales in the United States increased to $16.7 million in the first quarter of 1998 from $16.0 million in the first quarter of 1997. This increase was due primarily to increased demand for the updated line of MicroScreen(R)2 dual foil shavers introduced in the third quarter of 1997, as well as sales of shaver accessories and spare parts. This increase was partially offset by decreases in sales of personal care products, due primarily to competitive actions.

    Net sales through the Company's U.S. service stores increased to $7.2 million in the first quarter of 1998 from $6.4 million in the first quarter of 1997. The increase is due to incremental sales from the opening of 10 additional stores since first quarter 1997, as well as a 5.2% increase in same store sales over the prior year.

     International net sales increased 6.8% to $15.0 million in the first quarter of 1998 from $14.0 million in the first quarter of 1997. The increase includes the effects of conforming the U.K.'s interim period recognition of sales returns to the U.S. methodology, as well as negative currency impacts. Excluding these effects, international net sales increased 3.3% for the quarter. Net sales in Australia increased by 20% in local currency, buy only 5% in U.S. dollars, due to the strengthening of such currency. The Australian sales increase was primarily due to incremental sales from the opening of additional service stores during 1997. Net sales in the U.K. increased by approximately $1.0 million in the quarter due to the aforementioned conforming of sales returns recognition. This conformity will not impact the full year's results.

    Gross Profit. Gross profit increased to $17.0 million, or 43.7% of net sales in the first quarter of 1998, from $15.2 million, or 41.5% of net sales in the first quarter of 1997. The increase in the gross margin percentage is attributable to a positive change in product mix as well as lower product returns compared to first quarter 1997.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $17.2 million, or 44.2% of net sales in the first quarter of 1998, as compared to $15.0 million or 40.9% of net sales in 1997 due to spending on new product development and packaging as well as investments in additional sales and distribution programs.

     Operating Loss. The operating loss in the first quarter of 1998 was $(0.7) million compared to $(0.3) million in the first quarter of 1997. The increase is primarily the result of the increase in selling, general and administrative expenses somewhat offset by higher gross margins.

    Interest Expense. Interest expense increased to $4.9 million for the first quarter of 1998 compared to $4.7 million in the first quarter of 1997 due to higher average outstanding borrowings and slightly higher interest rates on the Company's Senior Credit Agreement in the first quarter of 1998.

    Provision for Income Taxes. The benefit for income taxes was $0.5 million for the first quarter of 1998 compared to a benefit of $0.3 million for the first quarter of 1997, and is generated primarily by the Company's United Kingdom operations.

Liquidity and Capital Resources

    Net cash provided by operating activities for the first three months of 1998 was $10.1 million versus $9.2 million during the first three months of 1997. The increase was attributable to lower disbursements from accounts payable and accruals in the first quarter 1998, which were mostly offset by lower cash receipts on collections of receivables in the first quarter 1998 compared to 1997.

    The Company's operations are not capital intensive. During the first three months of 1998 and 1997, the Company's capital expenditures totaled $0.6 million and $1.1 million, respectively. Capital expenditures for 1998 are anticipated to be approximately $4.7 million.

    The Company made scheduled principal payments of $0.3 million on term loans and $11.3 million on various revolving credit agreements during the first three months of 1998. The Company repurchased $0.2 million in Common Units from the remaining Management Investors of the Company in January 1998 through the issuance of promissory notes, cancelled all outstanding Management Options and adopted a new Phantom Equity Program.

     The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement provides for $70 million in Revolving Credit Facilities and $10 million in Term Loans and expire on June 30, 2002. The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory. In March 1998, the Company amended the Senior Credit Agreement. As a result of this amendment, the Revolving Credit

Facilities' borrowing base can be increased as needed by $10 million over the applicable percentage of eligible receivables and inventories (still limited to the $70 million total facilities), and financial covenants were amended through December 31, 1998. In addition, the interest rate on borrowings under the Revolving Credit Facilities will be increased by one quarter percent during any period that any of the additional $10 million in borrowing base is utilized. As of April 1, 1998, availability under the Revolving Credit Facilities, including the additional $10.0 million, was approximately $17.2 million. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.


                            PART II OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule.

 (b)  Reports on Form 8-K

       During the quarter ended March 31, 1998, the Registrant did not file any reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REMINGTON PRODUCTS COMPANY, L.L.C.


                                       By:              /s/ Kris J. Kelley
                                          -----------------------------------
                                  Kris J. Kelley, Vice President and Controller

Date:  May 11, 1998