Form 10-Q
period 1998-06-30
REMINGTON PRODUCTS CO LLC
filed 1998-08-17
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1998.

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
             (Exact name of registrant as specified in its charter)

                Delaware                            06-1451076
---------------------------------                 ------------------------
(State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                   Identification No.)

60 Main Street, Bridgeport, Connecticut                 06604
---------------------------------------           ------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (203)  367-4400
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each class             Name of each exchange on which registered
    ----------------------            -----------------------------------------
             None                                       None

           Securities registered pursuant to Section 12(g) of the Act:

                   11% Series B Senior Subordinated Notes due 2006
                   -----------------------------------------------
                                  (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No _____

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX


                                                                                                              PAGE

PART I.                       FINANCIAL INFORMATION
Item 1.                       Financial Statements (unaudited):
                              Consolidated Balance Sheets -
                                June 30, 1998 and December 31, 1997                                             3
                              Consolidated Statements of Operations -
                                For the three and six months ended June 30, 1998 and
                                June 28, 1997                                                                   4
                              Consolidated Statements of Cash Flows -
                                For the six months ended June 30, 1998 and
                                June 28, 1997                                                                   5
                              Notes to Unaudited Consolidated Financial Statements                              6

Item 2.                       Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                             8

PART II.                      OTHER INFORMATION

Item 6.                       Exhibits and Reports on Form 8-K                                                  12
                              Signature                                                                         13



                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited in thousands)




                                                                            June 30,              December 31,
                                                                              1998                   1997
                                                                            -----------          -------------


ASSETS
Current assets:
    Cash and cash equivalents                                               $  2,039             $   5,408

    Accounts receivable, less allowance for doubtful accounts
      of $667 in 1998 and $734 in 1997                                        30,828                53,052
    Inventories                                                               60,186                60,507
    Prepaid and other current assets                                           3,067                 1,525
                                                                            --------             ---------
            Total current assets                                              96,120               120,492

    Property, plant and equipment, net                                        12,776                16,033
    Intangibles, net                                                          59,579                60,538
    Other assets                                                               8,314                 8,182
                                                                            --------             ---------
            Total assets                                                    $176,789             $ 205,245
                                                                            ========             =========
LIABILITIES AND MEMBERS' DEFICIT

 Current Liabilities:
    Accounts payable                                                        $ 11,833             $  13,359
    Short-term borrowings                                                                            1,300
                                                                               1,214
    Current portion of long-term debt                                          1,662                 1,417
    Accrued liabilities                                                       17,641                28,055
                                                                            --------             ---------
            Total current liabilities                                         32,350                44,131
Long-term debt                                                               178,150               178,114
Other liabilities                                                              2,046                 1,278
Members' deficit:
     Members' deficit                                                       (33,093)              (15,894)
     Cumulative translation adjustment                                       (2,664)               (2,384)
                                                                            --------             ---------
            Total members' deficit                                          (35,757)              (18,278)
                                                                            --------             ---------
            Total liabilities and members' deficit                          $176,789             $ 205,245
                                                                            ========             =========




            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited in thousands)





                                                         Three Months Ended                         Six Months Ended
                                                       -------------------------------       ----------------------------------
                                                         June 30,           June 28,           June 30,             June 28,
                                                          1998               1997              1998                  1997
                                                       ---------          --------          ---------            ----------

Net sales                                              $  52,981          $ 44,862          $  91,885            $   81,299
Cost of sales                                             32,383            25,797             54,309                47,077
                                                       ---------          --------          ---------            ----------
          Gross profit                                    20,598            19,065             37,576                34,222
Selling, general and administrative                       20,527            17,486             37,687                32,448
Amortization of intangibles                                  479               483                963                   967
Restructuring and reorganization charge                    6,531                -               6,531                -
                                                       ---------          --------           --------            ---------
         Operating income (loss)                         (6,939)             1,096            (7,605)                   807
Interest expense                                           4,997             4,528              9,879                 9,193
Other expense (income)                                     (112)               379                123                 (276)
                                                       ---------          --------          ---------            ---------
         Loss before income taxes                       (11,824)           (3,811)           (17,607)               (8,110)
Income tax benefit                                         (207)              (58)              (650)                 (347)
                                                       ---------          --------          ---------            ----------
         Net loss                                      $(11,617)          $(3,753)          $(16,957)            $  (7,763)
                                                       =========          ========          =========            ==========

Net loss applicable to common units                    $(13,932)          $(5,810)          $(21,520)             $(11,818)
                                                       =========          ========          =========             =========






            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited in thousands)




                                                                                             Six Months Ended
                                                                                     June 30,               June 28,
                                                                                       1998                  1997
                                                                                     ---------             ---------

Cash flows from operating activities:
   Net loss                                                                          $(16,957)             $ (7,763)
   Adjustment to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                      1,573                   989
       Amortization of intangibles                                                         963                   967
       Amortization of deferred financing fees                                             532                   536
       Restructuring and reorganization charge                                           6,531                     -
       Inventory markdown                                                                1,456                     -
       Deferred income taxes                                                               145                 (413)
       Foreign currency forward (gain) loss                                                275                 (705)
       Changes in assets and liabilities:
          Accounts receivable                                                           22,224                27,107
          Inventories                                                                  (1,135)               (4,172)
          Accounts payable                                                             (1,526)               (7,225)
          Accrued liabilities                                                         (12,952)              (11,907)
          Other, net                                                                   (2,276)                 (969)
                                                                                     ---------             ---------
              Cash used in operating activities                                        (1,147)               (3,555)
                                                                                     ---------             ---------
Cash flows from investing activities:
   Capital expenditures                                                                (1,942)               (2,562)
   Proceeds from working capital adjustment                                              -                    2,500
                                                                                     ----------            ---------
              Cash used in investing activities                                        (1,942)                  (62)
                                                                                     ---------             ---------
Cash flows from financing activities:
    Repayments under term loan facilities                                                (882)                 (314)
    Borrowings (repayments)  under credit facilities                                       818                 (149)
    Equity repurchases                                                                   (242)                 (620)
    Other, net                                                                            (43)                 (251)
                                                                                     ---------             ---------
              Cash used in financing activities                                          (349)               (1,334)

              Effect of exchange rate changes on cash                                       69                   239
Decrease in cash and cash equivalents                                                  (3,369)               (4,712)
Cash and cash equivalents, beginning of period                                           5,408                 7,199
                                                                                     ---------             ---------
            Cash and cash equivalents, end of period                                 $   2,039             $   2,487
                                                                                     =========             =========
Supplemental cash flow information:
       Interest paid                                                                 $   9,365             $   8,650
       Income taxes paid                                                             $     588             $     682



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


2.    Inventories

       Inventories were comprised of the following (in thousands):

                                                                           June 30,             December 31,
                                                                             1998                   1997
                                                                           --------                ---------

                     Finished goods                                        $ 55,400                $ 55,099
                     Work in process                                          4,744                   5,392
                     Raw materials                                               42                      16
                                                                           --------                ---------
                                                                           $ 60,186                $ 60,507
                                                                           ========                =========

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

    Comprehensive income consists of the following (in thousands):


                                                        Three Months Ended                        Six Months Ended
                                                    ------------------------------       ---------------------------------
                                                     June 30,            June 28,            June 30,            June 28,
                                                       1998                1997              1998                 1997
                                                    ----------           ----------        ----------           ---------

Net loss per financial statements                   $ (11,617)           $ (3,753)         $ (16,957)           $ (7,763)
Other comprehensive income (loss)                        (747)                (97)              (280)               (565)
                                                    ----------           ---------         ----------           ---------
         Comprehensive income (loss)                $ (12,364)           $ (3,850)         $ (17,237)           $ (8,328)
                                                    ==========           =========         ==========           =========



6.  Restructuring and Reorganization Charge

     In June 1998 the Company announced its plan for restructuring its Connecticut operations which will result in the shutdown of the assembly operations at its Bridgeport, Connecticut facility by the end of 1998. The assembly operations will be moved to an existing Remington partner-vendor located in Asia. The Company will continue other manufacturing operations at the Bridgeport facility. In addition, the Company will close its existing warehouse facility located in Milford, Connecticut by year end and move the function to a third party provider in Southern California.

    In connection with the restructuring and reorganization, the Company recorded a total non-recurring charge to earnings of $8.0 million in the second quarter of 1998, of which $6.5 million was recorded as a restructuring and reorganization charge and includes cash items such as severance and other employee costs and lease obligations as well as non-cash items such as the write-down of certain equipment and tooling. An additional $1.5 million was recorded to cost of sales related to inventory markdowns associated with the restructuring.

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


                                             Three Months Ended                                    Six Months Ended
                                 -----------------------------------------------     ----------------------------------------------
                                   June 30, 1998                June 28, 1997             June 30, 1998           June 28, 1997
                                 --------------------       --------------------     ------------------------    ----------------
                                   $            %             $             %           $             %           $             %
                                 ------       ------       -------       -------    -------       -------        ------        -----

     Net Sales:
        U.S.                     $ 25.2         47.5       $  18.9         42.0     $ 41.9          45.6         $ 34.9         42.9
        U.S. Service Stores         8.7         16.4           7.7         17.3       15.9          17.3           14.1         17.4
        International              19.1         36.1          18.3         40.7       34.1          37.1           32.3         39.7
                                 ------      -------       -------       -------    -------       -------        -------       -----
                                   53.0        100.0          44.9        100.0       91.9         100.0           81.3        100.0
     Cost of sales                 32.4         61.1          25.8         57.5       54.3          59.1           47.1         57.9
                                 ------      -------       -------       ------     -------       --------       -------      ------
     Gross profit                  20.6         38.9          19.1         42.5       37.6          40.9           34.2         42.1
     Selling, general and
       administrative              20.5         38.7          17.5         39.0       37.7          41.0           32.4         39.9
     Amortization of
       intangibles                  0.5          0.9           0.5          1.1        1.0           1.1            1.0          1.2
     Restructuring and
       reorganization charge        6.5         12.3           -           -           6.5           7.1             -            -
                                -------      -------       -------       ------     -------       --------       -------      ------

     Operating income (loss)      (6.9)       (13.0)           1.1          2.4       (7.6)         (8.3)           0.8          1.0

     Interest expense              5.0          9.4            4.5         10.1        9.9          10.8            9.2         11.3
     Other expense (income)       (0.1)        (0.2)           0.4          0.8        0.1           0.1          (0.3)        (0.3)
                                -------      -------       -------       ------     -------       -------        -------      ------
     Loss before income
          taxes                  (11.8)       (22.2)         (3.8)        (8.5)      (17.6)        (19.2)          (8.1)      (10.0)
     Income tax benefit           (0.2)        (0.4)         (0.1)        (0.1)       (0.7)         (0.8)          (0.3)       (0.4)
                                -------      -------       -------       ------     -------       -------        -------      ------

     Net loss                   $(11.6)       (21.8)       $ (3.7)        (8.4)     $(16.9)        (18.4)        $ (7.8)       (9.6)
                                =======      =======       =======       ======     =======       =======        =======      ======


Results of Operations

Second Quarter Ended June 1998 Versus June 1997

    Net Sales. Net sales for the quarter ended June 30, 1998 increased 18.0% to $53.0 million, compared to $44.9 million for the quarter ended June 28, 1997. The increase in sales is attributable to all of the Company's businesses, particularly in the United States.

     Net sales in the United States were $25.2 million in the second quarter of 1998 compared to $18.9 million in the second quarter of 1997. This increase was due primarily to demand for the updated lines of MicroScreen(R) shavers and the new Intercept(TM) shaver line. This increase was partially offset by decreases in sales of personal care products, due primarily to competitive actions which took place during the second and third quarters of 1997.

    Net sales through the Company's U.S. service stores increased to $8.7 million in the second quarter of 1998 from $7.7 million in the second quarter of 1997. The increase is due to incremental sales from the opening of 10 additional stores since second quarter 1997, as well as a 4.5% increase in same store sales over the second quarter of the prior year.

    International net sales increased to $19.1 million in the second quarter of 1998 from $18.3 million in the second quarter of 1997. U.K. sales increased 15.7% for the quarter compared to the prior year quarter as a result of strong domestic personal care product sales despite a decrease in sales in the U.K. export markets resulting primarily from currency valuations and slower economies. Net sales in Australia increased by 4.3% in local currency including the impact of incremental sales from the opening of additional service stores during 1997. When converted to U.S. dollars, Australia's net sales decreased by 17.4% for the quarter due to the continued weakness of the Australian dollar compared to the U.S. dollar in 1998.

    Gross Profit. Gross profit was $20.6 million, or 38.9% of net sales in the second quarter of 1998, compared to $19.1 million, or 42.5% of net sales in the second quarter of 1997. The decrease in the gross profit percentage is primarily attributable to a $1.5 million charge in 1998 for inventory markdowns in connection with the restructuring and reorganization. Excluding this charge, the gross margin percentage would have been 41.7% and was reduced by an erosion of the gross margin in Australia due to the negative currency impact to cost of sales as inventory purchases are made in U.S. dollars.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $20.5 million, or 38.7% of net sales in the second quarter of 1998, as compared to $17.5 million or 39.0% of net sales in 1997 as a result of significant increases in advertising at Father's Day in 1998 and investments made in new product development and sales, primarily in the U.S. business.

     Restructuring and Reorganization Charge. The Company recorded an $8.0 million charge in the second quarter of 1998 in connection with restructuring its Connecticut operations of which $1.5 million was charged to cost of sales and $6.5 million was charged to restructure and reorganization. The restructuring will result in the shutdown of the assembly operations at its Bridgeport, Connecticut facility. Additionally, the Company will close its
Milford, Connecticut warehouse and relocate this function to Southern California. Included in the restructuring charge are items such as severance and other employee costs, lease obligations and write-offs of certain equipment and tooling.

    Operating Loss. The operating loss in the second quarter of 1998 of $(6.9) million includes a total of $8.0 million of non-recurring charges for the restructuring and reorganization of the Company's Connecticut operations and inventory markdowns. Excluding these non-recurring charges, operating income for the quarter was $1.1 million, which is consistent with the second quarter of 1997 as higher gross profit from the increased sales were offset by higher operating expenses.

    Interest Expense. Interest expense increased to $5.0 million for the second quarter of 1998 compared to $4.5 million in the second quarter of 1997 due to higher average outstanding borrowings on the Company's Senior Credit Agreement in the second quarter of 1998, particularly in the U.K.

     Income Tax Benefit. The benefit for income taxes was $0.2 million for the second quarter of 1998 compared to a benefit of $0.1 million for the second quarter of 1997, and is generated primarily by the Company's U.K. operations.


Six Months Ended June 1998 Versus June 1997

     Net Sales. Net sales for the six months ended June 30, 1998 were $91.9 million, an increase of 13.0% over the six months ended June 28, 1997. The increase is largely due to strong sales in the United States, although all major businesses experienced increases over the prior year.

     Net sales in the United States were $41.9 million for the six months ended June 1998, an increase of 20.1% over the six months ended June 1997. The sales increase resulted primarily from new shavers which were introduced in the fourth quarter of 1997 and the first quarter of 1998 and are the result of investments made in sales and new product development over the past year.

    Net sales through the Company's U.S. Service Stores increased 12.8% to $15.9 million in the first six months of 1997. The increase is due to incremental sales as a result of the opening of 10 additional stores throughout the U.S. since June of 1997. Additionally, same store sales increased 5.2% in 1998 over 1997.

    International net sales increased to $34.1 million in the first six months of 1998 compared to $32.3 million in the first six months of 1997. This increase is primarily attributable to the U.K. operations which experienced an increase of 14.0% over the prior year due to growth of the business through increased distribution and sales promotion, particularly the personal care product line, as well as the effects of conforming their interim period recognition of sales returns to the U.S. methodology. Australia's net sales in local currency have increased 15.3% in the first six months of 1998 compared to the same period in 1997 as a result of additional retail service stores opened since second quarter 1997. In U.S. dollars, Australia's net sales have decreased over the prior year due to the continued weakness of the Australian dollar compared to the U.S. dollar. Germany's net sales have decreased from the prior year as a result of decreased demand for personal care products. Canadian sales have increased slightly over the prior year as a result of sales growth and increased demand in all product categories, particularly new products.

     Gross Profit. Gross Profit was $37.6 million, or 40.9% of net sales in the first six months of 1998 compared to $34.2 million or 42.1% of net sales in the first six months of 1997. The increase in gross profit dollars is attributable to the increased sales year over year. The decrease in gross margin percentage is attributable to a $1.5 million charge to cost of sales for inventory markdowns in connection with the restructuring of the Connecticut operations. Additionally, Australia's gross profit percentages continue to decline due to the negative currency impact previously discussed in the second quarter analysis.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $37.7 million or 41.0% of net sales compared to $32.4 million or 39.9% of net sales. The increase is the result of increased advertising, primarily for Father's Day as well as continued investment in sales and product development.

    Operating Income (Loss). For the six months ended June 1998, the Company recorded operating income of $1.1 million before restructuring charges of $8.0 million, which is consistent with operating income recorded in the prior year as incremental gross profit from the increased sales were offset by higher operating expenses. Including these restructuring charges, the operating loss was $6.9 million.

     Interest Expense. Interest expense for the first six months of 1998 was $9.9 million compared to $9.2 million in the first six months of 1997 as a result of higher outstanding borrowings in 1998.

     Income Tax Benefit. For the six months ended June 1998, the benefit for income taxes was $0.7 million compared to $0.3 million in the six months ended June 1997.


Liquidity and Capital Resources

     Net cash used in operating activities for the first six months of 1998 was $1.1 million versus $3.6 million during the first six months of 1997. The decrease was attributable to lower cash losses for the period and lower disbursements for accounts payable and inventories, somewhat offset by lower receivable collections.

     The Company's operations are not capital intensive. During the first six months of 1998 and 1997, the Company's capital expenditures totaled $1.9 million and $2.6 million, respectively. Capital expenditures for 1998 are anticipated to be approximately $4.0 million.

    The Company made scheduled principal payments of $0.9 million on term loans and borrowed an additional $0.8 million on various revolving credit agreements during the first six months of 1998. The Company repurchased $0.2 million in Common Units from the remaining Management Investors of the Company in January 1998.

    The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement provides for $70 million in Revolving Credit Facilities and $10 million in Term Loans and expire on June 30, 2002. The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory. In March 1998, the Company amended the Senior Credit Agreement. As a result of this amendment, the Revolving Credit Facilities' borrowing base can be increased as needed by $10 million over the applicable percentage of eligible receivables and inventories (still limited to the $70 million total facilities), and financial covenants were amended through December 31, 1998. In addition, the interest rate on borrowings under the Revolving Credit Facilities will be increased by one quarter percent during any period that any of the additional $10 million in borrowing base is utilized. As of June 30, 1998, availability under the Revolving Credit Facilities, including the additional $10 million, was approximately $13.4 million. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27   Financial Data Schedule.

 (b)  Reports on Form 8-K

       During the quarter ended June 30, 1998, the Registrant did not file any reports on Form 8-K.

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

Date:  August 17, 1998