Form 10-Q
period 1998-09-30
REMINGTON PRODUCTS CO LLC
filed 1998-11-13
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 1998.

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     06-1451076
------------------------------                         ---------------
(State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                      Identification No.)

60 Main Street, Bridgeport, Connecticut                      06604
---------------------------------------                     --------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:    (203)  367-4400
                                                       ----------------
Securities registered pursuant to Section 12(b) of the Act:

 Title of Each class               Name of each exchange on which registered
---------------------              ------------------------------------------
       None                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                 11% Series B Senior Subordinated Notes due 2006
                 -----------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No _____

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX




                                                                                                              PAGE
PART I.                       FINANCIAL INFORMATION
Item 1.                       Financial Statements (unaudited):
                              Consolidated Balance Sheets -
                                September 30, 1998 and December 31, 1997                                        3
                              Consolidated Statements of Operations -
                                For the three and nine months ended September 30, 1998 and 1997                 4
                              Consolidated Statements of Cash Flows -
                                For the nine months ended September 30, 1998 and 1997                           5
                              Notes to Unaudited Consolidated Financial Statements                              6

Item 2.                       Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                             8

PART II.                      OTHER INFORMATION

Item 6.                       Exhibits and Reports on Form 8-K                                                  13
                              Signature                                                                         14


                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited in thousands)


                                                                            September 30,        December 31,
                                                                               1998                1997
                                                                            -------------        ----------


ASSETS
Current assets:
    Cash and cash equivalents                                               $ 3,400              $   5,408

    Accounts receivable, less allowance for doubtful accounts
            of $642 in 1998 and $734 in 1997                                  41,035                53,052
    Inventories                                                               69,138                60,507
    Prepaid and other current assets                                           4,141                 1,525
                                                                            ---------             ---------
            Total current assets                                             117,714               120,492
Property, plant and equipment, net                                            13,083                16,033
Intangibles, net                                                              59,072                60,538
Other assets                                                                   8,006                 8,182
                                                                            --------              --------
            Total assets                                                    $197,875              $205,245
                                                                            ========              ========
LIABILITIES AND MEMBERS' DEFICIT

Current Liabilities:
    Accounts payable                                                        $ 14,112             $  13,359
    Short-term borrowings                                                      4,919                 1,300
    Current portion of long-term debt                                          1,680                 1,417
    Accrued liabilities                                                       21,822                28,055
                                                                           ---------             ---------
            Total current liabilities                                         42,533                44,131

Long-term debt                                                               190,621               178,114
Other liabilities                                                              2,401                 1,278
Members' deficit:
     Members' deficit                                                       (33,756)              (15,894)
     Accumulated other comprehensive income                                  (3,924)               (2,384)
                                                                           ---------             ---------
            Total members' deficit                                          (37,680)              (18,278)
                                                                           ---------             ---------
            Total liabilities and members' deficit                         $ 197,875             $ 205,245
                                                                           =========             =========





            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited in thousands)




                                                  Three Months Ended September 30,           Nine Months Ended September 30,
                                                  --------------------------------          --------------------------------
                                                       1998                 1997                 1998                1997
                                                     ----------           --------            --------            --------

Net sales                                            $  60,614            $ 59,577            $ 152,499           $ 140,876
Cost of sales                                           35,948              34,179               90,257              81,256
                                                     ---------            --------            ---------           ---------
          Gross profit                                  24,666              25,398               62,242              59,620

Selling, general and administrative                     19,300              19,294               56,987              51,742
Amortization of intangibles                                496                 485                1,459               1,452
Restructuring and reorganization charge                    -                   -                  6,531                 -
                                                     ---------            --------            ---------           ----------
         Operating income (loss)                         4,870               5,619              (2,735)               6,426

Interest expense                                         5,198               4,813               15,077              14,006
Other expense (income)                                     474               (133)                  597               (409)
                                                     ---------            --------            ---------           ---------
         Income (loss) before income taxes               (802)                 939             (18,409)             (7,171)
Income tax expense (benefit)                             (139)                 681                (789)                 334
                                                     ---------            --------            ---------           ---------
         Net income (loss)                           $   (663)            $    258            $(17,620)           $ (7,505)
                                                     =========            ========            =========           =========

Net loss applicable to common units                   $(3,048)            $(1,861)            $(24,568)           $(13,679)
                                                      ========            ========            =========           =========









            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited in thousands)



                                                                                     Nine Months Ended September 30,
                                                                                     ---------------------------------
                                                                                         1998                   1997
                                                                                     --------------         -----------


Cash flows from operating activities:
   Net loss                                                                          $ (17,620)              $(7,505)

   Adjustment to reconcile net loss to net cash provided by operating activities:

       Depreciation                                                                      2,348                 1,812
       Amortization of intangibles                                                       1,459                 1,452
       Amortization of deferred financing fees                                             829                   805
       Restructuring and reorganization charge                                           6,531                     -
       Inventory markdown                                                                1,456                     -
       Deferred income taxes                                                             (669)                  (37)
       Foreign currency forward (gain) loss                                               (59)                 (940)
       Changes in assets and liabilities:
          Accounts receivable                                                           12,017                11,216
          Inventories                                                                  (10,087)              (14,550)
          Accounts payable                                                                 753                 2,940
          Accrued liabilities                                                           (8,532)               (9,230)
          Other, net                                                                    (3,005)               (2,671)
                                                                                     ----------            ----------
              Cash used in operating activities                                        (14,579)              (16,708)
                                                                                     ----------            ----------
Cash flows from investing activities:

   Capital expenditures                                                                 (2,990)               (3,725)
   Proceeds from working capital adjustment                                              -                     2,500
                                                                                     ----------             ---------
              Cash used in investing activities                                         (2,990)               (1,225)
                                                                                     ----------             ---------
Cash flows from financing activities:

    Repayments under term loan facilities                                               (1,032)                 (757)
    Net borrowings under credit facilities                                              16,706                13,355
    Equity repurchases                                                                    (242)                 (620)
    Other, net                                                                              19                  (251)
                                                                                     ----------           -----------
              Cash provided by financing activities                                     15,451                11,727

              Effect of exchange rate changes on cash                                      110                   300

Decrease in cash and cash equivalents                                                   (2,008)               (5,906)
Cash and cash equivalents, beginning of period                                           5,408                 7,199
                                                                                     ----------            ----------
            Cash and cash equivalents, end of period                                 $   3,400             $   1,293
                                                                                     ==========            ==========
Supplemental cash flow information:

       Interest paid                                                                 $  10,580             $  10,092
       Income taxes paid                                                             $   2,028             $   1,715



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


2.    Inventories

       Inventories were comprised of the following (in thousands):


                                                                        September 30,               December 31,
                                                                             1998                      1997
                                                                         ----------                  -----------

                     Finished goods                                      $  62,954                   $ 55,099
                     Work in process                                         6,166                      5,392
                     Raw materials                                              18                         16
                                                                         ---------                   --------
                                                                         $ 69,138                    $ 60,507
                                                                         =========                   ========


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

4.     Comprehensive Income

    The Company adopted Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income" during the first quarter of 1998, as required. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

    Comprehensive income consists of the following (in thousands):


                                                                  Three Months                            Nine Months
                                                                Ended September 30,                    Ended September 30,
                                                         -----------------------------           -----------------------------
                                                            1998               1997                 1998               1997
                                                         ----------        -----------          ----------           ---------

Net income (loss) per financial statements               $  (663)          $    258             $(17,620)            $(7,505)
Other comprehensive income (loss):
   Foreign currency translation adjustments                 (810)             (282)               (1,090)               (847)
   Cumulative effect of adoption of SFAS 133                (105)               -                   (105)                 -
   Unrealized hedging loss                                  (345)               -                   (345)                 -
                                                         ----------        ---------            -----------          ---------
         Comprehensive income (loss)                     $(1,923)          $   (24)             $(19,160)            $(8,352)
                                                         ==========        =========            ===========          =========


5.    Commitments and Contingencies

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

6.     Accounting for Derivative Instruments and Hedging Activities

    Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 133, (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The adoption of this standard as of July 1, 1998 did not have a material effect on the Company's financial statements.

7.  Restructuring and Reorganization Charge

    In the second quarter of 1998 the Company announced its plan for restructuring its Connecticut assembly and warehousing operations. The assembly operations will be moved to an existing Remington partner- vendor located in Asia and the warehousing function to a third party provider in Southern California. In connection with the restructuring and reorganization, the Company recorded a total non-recurring charge to earnings of $8.0 million in the second quarter of 1998, of which $6.5 million was recorded as a restructuring and reorganization charge and includes cash items such as severance and other employee costs and lease obligations as well as non-cash items such as the write-down of certain equipment and tooling. An additional $1.5 million was recorded to cost of sales related to inventory markdowns associated with the restructuring. At September 30, 1998, the remaining unexpended reserve balance was approximately $2.5 million and related primarily to future severance and lease obligations. It is expected that the restructuring initiatives will be completed by the end of the first quarter of 1999.

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



                                  Three Months Ended September 30,                          Nine Months Ended September 30,
                                -----------------------------------------------      ----------------------------------------------
                                      1998                      1997                       1998                           1997
                                -------------------       ---------------------      ----------------------       -----------------
                                  $             %            $             %            $             %              $           %
                                -----         ----         -----        ------        ------        ------         ------      -----
   Net Sales:
      U.S.                      $24.9         41.1          24.0         40.3        $  66.8          43.8         $ 58.9      41.8
      U.S. Service Stores         8.9         14.7           8.4         14.1           24.8          16.3           22.5      16.0
      International              26.8         44.2          27.2         45.6           60.9          39.9           59.5      42.2
                                -------      ------        ------      -------       --------        ------        -------    ------
                                 60.6        100.0          59.6        100.0          152.5         100.0          140.9     100.0
   Cost of sales                 35.9         59.2          34.2         57.4           90.3          59.2           81.3      57.7
                                -----        ------        ------      -------       --------        ------        -------    -----
   Gross profit                  24.7         40.8          25.4         42.6           62.2          40.8           59.6      42.3
     Selling, general and
          administrative         19.3         31.8          19.3         32.4           57.0          37.4           51.7      36.7

     Amortization of
          intangibles             0.5          0.8           0.5          0.8            1.4           0.9            1.5       1.0
     Restructuring and
           reorganization         -            -             -            -              6.5           4.3             -         -
                                -------      -------       -------     --------      ---------       -------       --------   ------
charge
     Operating income             4.9          8.2           5.6          9.4           (2.7)         (1.8)           6.4       4.6
(loss)
     Interest expense             5.2          8.6           4.8          8.1           15.1           9.9           14.0       9.9
     Other expense                0.5          0.8          (0.2)        (0.3)           0.6           0.4           (0.4)     (0.2)
                                -------      -------       -------     --------      ---------       -------       --------   ------
(income)

     Income (Loss) before
          income taxes           (0.8)        (1.2)           1.0          1.6         (18.4)         (12.1)         (7.2)     (5.1)
     Income tax expense
          (benefit)              (0.1)        (0.2)           0.7          1.2          (0.8)          (0.5)          0.3       0.2
                                -------      -------       -------     --------      ---------       -------       --------   ------

     Net income (loss)          $(0.7)        (1.0)        $  0.3          0.4       $ (17.6)         (11.6)       $  (7.5)    (5.3)
                                ======       =======       =======     ========      =========       =======       ========   ======

Results of Operations

Third Quarter Ended September 1998 Versus September 1997

    Net Sales. Net sales for the quarter ended September 30, 1998 were $60.6 million, an increase of 1.7% compared to $59.6 million for the quarter ended September 30, 1997. The increase in sales is primarily attributable to the Company's United States businesses,including Service Stores, offset slightly by a decrease in the international business.

    Net sales in the United States were $24.9 million in the third quarter of 1998, an increase of 3.8% compared to $24.0 million in the third quarter of 1997. This increase was due primarily to demand for the Company's new shaver products, which were partially offset by decreases in sales of personal care products, primarily hairsetters, as a result of the highly competitive market.

    Net sales through the Company's U.S. service stores increased 6.0% to $8.9 million in the third quarter of 1998 from $8.4 million in the third quarter of 1997. The increase is due to incremental sales from the net addition of 11 stores since the third quarter 1997, as same store sales increased by approximately 1%.

    International net sales were $26.8 million in the third quarter of 1998 compared to $27.2 million in the third quarter of 1997, or a decrease of 1.5% due primarily to negative currency impacts. Excluding currency impacts, international business sales increased by approximately 8% for the quarter. U.K. sales decreased 9.5% for the quarter, as sales in the U.K. export markets were impacted by weak local economies. Net sales in Australia increased by 18.9% in local currency as a result of incremental sales from the opening of additional service stores, as well as sales for new products. When converted to U.S.
dollars, Australia's net sales decreased by 7.8% for the quarter due to the continued weakness of the Australian dollar compared to the U.S. dollar in 1998. German net sales increased during the quarter, primarily the result of a one-time shipment to a certain customer.

     Gross Profit. Gross profit was $24.7 million, or 40.8% of net sales in the third quarter of 1998, compared to $25.4 million, or 42.6% of net sales in the third quarter of 1997. The decrease in the gross profit percentage is primarily attributable to decreased margins in Australia and U.K. export markets, due to the negative currency impact on cost of sales as inventory purchases are made in U.S. dollars.

    Selling, General and Administrative. Selling, general and administrative expenses were $19.3 million, or 31.8% of net sales in the third quarter of 1998, as compared to $19.3 million or 32.4% of net sales in 1997, as higher expenses in the U.S. were offset by lower expenses in the international businesses.

    Operating Income. The operating income in the third quarter of 1998 was $4.9 million compared to $5.6 million in the third quarter of 1997, as the increase in sales was more than offset by the lower international margins.

    Interest Expense. Interest expense increased to $5.2 million for the third quarter of 1998 compared to $4.8 million in the third quarter of 1997 due to higher average outstanding borrowings under the Company's Senior Credit Agreement.

     Income Tax (Benefit) Expense. The benefit for income taxes was $0.1 million for the third quarter of 1998 compared to expense of $0.7 million for the third quarter of 1997, and is generated primarily by the Company's U.K. operations.

Nine Months Ended September 1998 Versus September 1997

     Net Sales. Net sales for the nine months ended September 30, 1998 increased 8.3% to $152.5 million compared to $140.9 million for the nine months ended September 30, 1997. The increase is largely due to strong sales in the United States, although all major businesses experienced increases over the prior year.

    Net sales in the United States increased 13.4% to $66.8 million for the nine months ended September 1998, compared to $58.9 million for the nine months ended September 1997. The sales increase resulted primarily from the updated lines of MicroScreen(R) shavers and the new Intercept(TM) shaver line which are the result of investments made in sales and new product development over the past year.

    Net sales through the Company's U.S. Service Stores increased 10.2% to $24.8 million in the first nine months of 1998. The increase is due primarily to incremental sales as a result of the opening of additional stores as well as the impact of a 3.5% increase in same store sales in 1998 over 1997. At September 30, 1998 there were 100 retail stores operating throughout the U.S.

    International net sales were $60.9 million in the first nine months of 1998 compared to $59.5 million in the first nine months of 1997. Excluding currency impacts, international business sales increased by approximately 10% for the nine months. The U.K. operations increased 2.5% as strong sales in the U.K. domestic business were mostly offset by lower export sales due to weak local economies. Australia's net sales in local currency have increased 16.7% in the first nine months of 1998 compared to the same period in 1997 as a result of additional retail service stores opened since third quarter 1997 and new product sales. In U.S. dollars, Australia's net sales have decreased over the prior year due to the continued weakness of the Australian dollar compared to the U.S. dollar. German operations experienced an increase due to the one-time annual sale discussed in the quarter. Canadian sales have increased slightly over the prior year as a result of sales growth and increased demand, particularly for new products, despite negative currency impacts.

    Gross Profit. Gross Profit was $62.2 million, or 40.8% of net sales in the first nine months of 1998 compared to $59.6 million or 42.3% of net sales in the first nine months of 1997. The decrease in gross margin percentage is primarily attributable to a $1.5 million charge to cost of sales for inventory markdowns in connection with the restructuring of the Company's Connecticut operations. Additionally, Australia gross profit percentages continue to decline due to the negative currency impact as previously discussed in the third quarter analysis.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $57.0 million or 37.4% of net sales compared to $51.7 million or 36.7% of net sales in the prior year. The increase occurred in the U.S. as a result of increased advertising, primarily for Father's Day, incremental operating costs related to retail stores and continued investment in sales and product development. On a percentage of sales basis, this increase resulted in a less than 1% increase over the prior year.

    Restructuring and Reorganization Charge. The Company recorded an $8.0 million charge in the third quarter of 1998 in connection with restructuring its Connecticut operations, of which $1.5 million was charged to cost of sales and $6.5 million was charged to restructure and reorganization. The restructuring will result in the shutdown of the assembly operations at its Bridgeport, Connecticut facility. Additionally, the Company will close its Milford,
Connecticut warehouse and relocate this function to Southern California. Included in the restructuring charge are items such as severance and other employee costs, lease obligations and write-offs of certain equipment and tooling.

    Operating Income. For the nine months ended September 1998, the Company recorded operating income of $5.3 million before restructuring charges of $8.0 million, compared to operating income of $6.4 million for the nine months ended September 1997. Incremental gross profit was more than offset by the increased investment in advertising and other operating costs. Including the restructuring charges, the operating loss was $2.7 million.

    Interest Expense. Interest expense for the first nine months of 1998 was $15.1 million compared to $14.0 million in the first nine months of 1997 as a result of higher outstanding borrowings in 1998.

    Income Tax (Benefit) Expense. For the nine months ended September 1998, the benefit for income taxes was $0.8 million compared to $0.3 million of expense in the nine months ended September 1997. Income tax benefits were generated by the U.K.'s foreign operations.


Liquidity and Capital Resources

    Net cash used in operating activities for the first nine months of 1998 was $14.6 million versus $16.7 million during the first nine months of 1997. The decrease was primarily attributable to lower inventory levels for the period, somewhat offset by higher accounts payable disbursements.

    The Company's operations are not capital intensive. During the first nine months of 1998 and 1997, the Company's capital expenditures totaled $3.0 million and $3.7 million, respectively. Capital expenditures for 1998 are anticipated to be approximately $4.0 million.

    The Company borrowed an additional $16.7 million on various revolving credit agreements and repaid$1.0 million under term loans during the first nine months of 1998. The Company repurchased $0.2 million in Common Units from the remaining Management Investors of the Company in January 1998.

     The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement provides for $70 million in Revolving Credit Facilities and $10 million in Term Loans that expire on June 30, 2002. The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory. In March 1998, the Company amended the Senior Credit Agreement. As a result of this amendment, the Revolving Credit Facilities' borrowing base can be increased as needed by $10 million over the applicable percentage of eligible receivables and inventories (still limited to the $70 million total facilities), and financial covenants were amended through December 31, 1998. In addition, the interest rate on borrowings under the Revolving Credit Facilities will be increased by one quarter percent during any period that any of the additional $10 million in borrowing base is utilized. As of September 30, 1998, the Company was in compliance with all covenants under the Senior Credit Agreement and availability under the Revolving Credit Facilities, including the additional $10 million, was approximately $10.8 million. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

Year 2000 Compliance

     The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company's key financial and operational systems have been reviewed, and the majority of the systems did not require modifications. All required modifications have been completed, with the exception of one minor communication program, which will be completed by the end of the first quarter of 1999. Costs incurred to date are not material and Management does not expect that any remaining costs to be incurred will have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the Company could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully. The Company has a formalized comprehensive supplier compliance program in place, and responses from suppliers are currently being reviewed. To date, the Company has contacted its major customers and financial institutions and has received assurances of Year 2000 compliance from a number of those contaced. Management continues to assess these risks in order to reduce the impact on the Company.

EURO Conversion

     On January 1, 1999, eleven of fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing local currencies and one common legal currency (the "euro"). The euro will then trade on currency exchanges and may be used in business transactions. The conversion to the euro will eliminate currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and local currencies will be removed from circulation. Although the Company's international businesses affected by the euro conversion are not material, the Company is establishing plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems and business processes to accommodate euro-denominated transactions and the impact of one common currency on pricing. Although the Company does not expect any system conversion costs to be material, due to the existence of many unknown variables at this early stage, it is not at this time possible for the Company to predict the precise implications of the euro conversion on its operations.

Forward Looking Statements

    This Management's Discussion and Analysis may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from any forward-looking statements are the success of new product introductions and promotions, changes in the competitive environment for the Company's product, changes in economic conditions, foreign exchange risk and other factors discussed in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

                            PART II OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule.

 (b)  Reports on Form 8-K

       During the quarter ended September 30, 1998, the Registrant did not file any reports on Form 8-K.




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

Date: November 13, 1998