Form 10-K
period 1998-12-31
REMINGTON PRODUCTS CO LLC
filed 1999-03-31
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1998.

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   06-1451076
-------------------------------                   ----------------------
(State or other jurisdiction of                  (IRS Employer
  incorporation or organization)                   Identification No.)

60 Main Street, Bridgeport, Connecticut                 06604
----------------------------------------            -----------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (203)  367-4400
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
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

ITEM 1.           Business

General

    Remington Products Company, L.L.C. (the "Company" or "Remington") is a leading developer and marketer of men's and women's electrical personal care appliances. The Company distributes men's and women's electric shavers and accessories, women's personal care appliances, including hairsetters, hair dryers and curling irons, men's electric grooming products and other small electric consumer appliances.

    The Company is a Delaware limited liability company that will continue in existence until December 31, 2016 or dissolution prior thereto as determined under the Company's LLC Agreement.


Description of Business

    The Company distributes men's and women's electrical personal care appliances through its three operating segments which are comprised of 1) the United States segment, which sells product through mass-merchant retailers, department stores and drug chains, 2) the U.S. Service Stores segment comprised of more than 100 Company-owned and operated service stores, and 3) the International segment, which sells product through an international network of subsidiaries and distributors.

Products

    On a worldwide basis, the Company's electrical personal care products are relatively similar and consist of the following:

    Electric Shavers. The Company's primary men's electric shaver line is the MicroScreen(R) line of single, dual and triple foil shavers, each with the MicroScreen(R) cutting system. In addition, the Company also has the Intercept(R) line of premium shavers, with the intercept shaving system that sandwiches a trimmer-style cutter between two foil heads, a line of men's MicroFlex((TM)) rotary shavers and certain specialty shavers such as the "Wet/Dry Sport" shaver. The women's electric shaver line primarily includes the women's Smooth & Silky(R) wet/dry shaver and the women's wet/dry battery operated shaver. The Company distributes electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), preshave products and cleaning agents. Electric shavers and shaver accessories accounted for approximately 46%, 42% and 44% of the Company's total net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

     Women's Personal Care Appliances. Women's personal care appliances consist primarily of hairsetters, hair dryers, curling irons, hot air brushes and make-up mirrors. The Company's hairsetter products include the Remington Express Set(R) hairsetter, which heats in 90 seconds, the Smart Setter(R) hairsetter, which incorporates a proprietary technology that indicates to users when optimum heat levels have been reached by changing the color of the rollers, and the Style Setter(R). Women's personal care appliances accounted for approximately 22%, 25% and 28% of the Company's total net sales for the years ended December 31, 1998, 1997 and 1996, respectively.

     Men's Grooming  Products.  Men's grooming products consist of the Precision
(TM) lines of beard and mustache trimmers and nose hair and ear hair trimmers as well as a line of home haircut kits. Total men's grooming products accounted for approximately 10% of the Company's total net sales for the years ended December 31, 1998, 1997 and 1996.

    Other Products. Remington distributes a line of home health appliances including foot spas, facial steamers and other personal comfort items, as well as other small appliances such as vacuums which are sold primarily outside the United States.

Distribution

     The Company's products are sold in the United States and internationally in over 85 countries through mass merchandisers, catalog showrooms, drug store chains and department stores in addition to the Company's 126 service stores.

     In the United States, the Company sells products through mass-merchant retailers such as Wal-Mart, K-Mart and Target, department stores such as Sears, drug store chains including Walgreens, Eckerd and Rite Aid, and Remington's own service stores. Throughout the United States, the Company's products are sold in excess of 10,000 retail outlets.

     On a worldwide basis, Wal-Mart accounted for approximately 19%, 15% and 16% of the Company's net sales during the years ended December 31, 1998, 1997 and 1996, respectively. No other customer accounted for more than 10% of the Company's net sales in the three year period ended December 31, 1998.

Service Stores

     As of December 31, 1998, the Company owned and operated a chain of 126 service stores with 104 in the United States, 12 in the United Kingdom and 10 in Australia. During 1998, the Company opened a net of 11 service stores in the United States, two stores in the United Kingdom and one store in Australia. The stores in the United States are in many of the major markets with concentrations on the East Coast and in the major cities of the South and West. The majority of the stores are located in shopping malls and outlet malls within large metropolitan areas. The stores sell and service a variety of Remington and non-Remington shavers and accessories, personal care appliances, knives, scissors, travel appliances and other related products. The service stores also oversee sales of replacement parts to approximately 300 independent authorized shaver service dealers across the United States. In 1998, the Company's service stores generated approximately 19% of the worldwide net sales.

Manufacturing Operations

     During 1998, the Company ceased the assembly of foil shavers in Bridgeport and moved the operation to Raymond Industrial Ltd. ("Raymond"), an existing Remington partner-vendor in Asia. The shutdown of the assembly operation resulted in the elimination of approximately 220 positions in the Bridgeport facility. Remington continues to manufacture foil cutting systems at its Bridgeport, Connecticut facility using proprietary cutting technology and a series of specially designed machines.

Suppliers

     The Company's finished goods inventories are manufactured for the Company by third party suppliers primarily located in China, Japan and Austria. The Company maintains ownership of tools and molds used by many of its suppliers. The Company's two most significant suppliers, Izumi Products, Inc. ("Izumi") and Raymond, accounted for approximately 40% of the Company's overall cost of sales in 1998. These two suppliers' manufacturing facilities are located in China and Japan. Remington has had a relationship with these suppliers for many years and management considers its present relationships to be good.

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

     The Company has continued to increase its investment in research and development activities in recent years. During 1998, 1997 and 1996, research and development expenditures for the Company amounted to approximately $3.1, $2.8 and $2.1 million, respectively.

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

     As a result of the common origins of the Company and Remington Arms Company, Inc. ("Remington Arms"), the Remington mark is owned by each company with respect to its principal products as well as associated products. Thus, the Company owns the Remington mark for shavers, shaver accessories, grooming products and health care products, while Remington Arms owns the mark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between the Company and Remington Arms provided for their respective rights to use the Remington trademark on products which are not considered "principal products of interest" for either company. A separate company, Remington Licensing Corporation, owns the Remington trademark in the U.S. with respect to any overlapping uses and the Company and Remington Arms are each licensed to use the mark in their respective areas of interest. The Company retains the Remington trademark for nearly all products which it believes can benefit from the use of the brand name in the Company's distribution channels. The Company has aggressively enforced its ownership of the Remington brand name.

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

    The rotary shaver market is significant outside the United States. The future expansion of sales of the Company's rotary shavers outside the United States will be affected by, among other factors, the outcome of ongoing legal actions against Philips Electronics, N.V. ("Philips"). Philips holds patents and trademarks outside the United States on certain of its shaver designs that restrict the Company from entering these markets. The Company is currently involved in litigation challenging such trademarks and patents in the United Kingdom and Australia. Refer to Item 3. Legal Proceedings.

Employees

    As of December 31, 1998, the Company employed approximately 970 people in the United States and abroad of which approximately 220 were employed part-time in the Company's service stores. None of the Company's employees are represented by a union. Remington believes relations with its employees are good.

Environmental Matters

     The Company's manufacturing operations are subject to federal, state and local environmental laws and regulations. The Company believes it is in substantial compliance with all such environmental laws which are applicable to its operations. The Company has reported to the Connecticut Department of Environmental Protection (the "CTDEP") that it has detected petroleum and solvent compounds in soil and ground water samples taken from its Bridgeport facility. Investigations have been conducted and the results and remediation plan will be submitted to the CTDEP for approval. In addition to its ongoing program of environmental compliance, the Company has provided reserves to cover the anticipated costs of the remediation required at its Bridgeport facility to be incurred over the next three to five years. The Company believes that any required change to the reserves due to the inherent uncertainties as to the ultimate costs for the remediation activities which are eventually undertaken would not be material to the Company's financial position and results of operations.

International Operations and Distribution

    Remington's international operations generated approximately 39%, 43% and 39% of the Company's net sales in 1998, 1997 and 1996, respectively. The Company's international network of subsidiaries and distributors currently extends to over 85 countries worldwide. The Company markets products throughout Europe, the Middle East, Africa, Asia and a portion of South America through its subsidiary in the United Kingdom, and distributes products to Japan, Central America and the remainder of South America from its United States headquarters. The Company distributes its products through direct sales forces located in the United Kingdom, Australia, Canada, Germany, France, New Zealand, South Africa, Sweden, Ireland and Italy. In all other parts of the world the Company distributes its products through strategic alliances with local distributors. As in the United States market, the primary asset of the Company's international operations is the Remington brand name.

    The Company distributes products internationally through department stores, catalog showrooms, mass merchandisers, drug stores, specialized shaver shops and mail order distributors as well as the Company's service stores in the United Kingdom and Australia. As in the United States, Remington has established direct relationships with many of the leading international retailers.

    Additional financial information relating to Remington's international operations is set forth in Note 15 (Business Segment and Geographic Information) of the "Notes to Consolidated Financial Statements" of the Company appearing elsewhere herein.


ITEM 2.           Properties

    The following table sets forth information as of December 31, 1998 concerning the principal facilities of the Company.

Facility                            Function                     Square Feet

Bridgeport, CT                      Headquarters (Owned)          40,000
Bridgeport, CT                      Manufacturing (Owned)        167,000


    In addition to these properties, Remington leases offices and warehouse space in the United States, Canada, United Kingdom, Germany, France, Italy, Australia, New Zealand, South Africa, Ireland, Sweden and Hong Kong, and 126 service stores, of which 104 are in the United States, 12 are in the United Kingdom and 10 are in Australia.

ITEM 3.           Legal Proceedings

     The Company and Philips are engaged in litigation in the United Kingdom and Australia relating to certain trademarks and designs issued to Philips relating to Philips' triple head rotary shaver. In these proceedings, Philips alleged infringement of its trademarks and designs by the Company and the Company counter-claimed that Philips' trademark and design registrations are invalid. The U.K. trial court found in favor of the Company and Philips has appealed that decision. The trial in the Australian action was completed in September 1998 and the Company is awaiting the decision of the trial judge. The costs of defending the U.K. and Australian litigation are, in most circumstances, shared with Izumi, the Company's supplier of rotary shavers. Izumi is also pursuing actions against Philips in Sweden to contest the validity of certain of Philips' trademarks. If such litigation is ultimately determined adversely to the Company or Izumi, the Company's ability to sell rotary shavers in such countries could be limited or prohibited. In 1998, the Company's net sales of rotary shavers in Europe and Australia were not material.

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

(b) Holders

    As of March 15, 1999, there were two holders of the common equity securities of the Company.

(c) Dividends

    No cash distributions have been paid on the common and preferred equity of the Company since the Closing Date. Prior to the reorganization of the Company in May 1996, as discussed in Note 2 of the "Notes to the Financial Statements", the Company operated as a general partnership and cash distributions were made to the partners. In addition, the Company's long-term debt arrangements, which are discussed in Note 7 of the "Notes to Consolidated Financial Statements", significantly restrict the payment of dividends.

(d) Recent Sales of Unregistered Securities

    None.

Item 6. Selected Financial Data

    The following table summarizes selected financial information and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and accompanying notes thereto appearing elsewhere herein (in thousands):

                                                  Successor                                         Predecessor
                                     ------------------------------------------------     ------------------------------------------
                                        Year                Year           31 Weeks       21 Weeks                Year Ended
                                        Ended               Ended           Ended           Ended                December 31,
                                     December 31,         December 31,    December 31,     May 23,        --------------------------
                                        1998                 1997            1996           1996            1995             1994
                                     -----------          --------------  -----------     ----------      -----------    ----------

Statement of  Operations Data:
Net sales                            $  268,357           $ 241,572       $  185,286      $  56,713       $ 255,323       $ 261,446
Operating  income (loss)                  6,016  (1)         14,146           12,508       (16,951)          26,516          21,228
Interest expense                         20,499              19,318           12,164          2,228           7,604           6,414
Net income (loss)                       (15,337)             (7,923)          (3,172)       (18,191)         17,240          14,725
Depreciation and amortization             5,169               4,767            2,379          2,005           4,938           4,243

Balance Sheet Data (at period end):
Working capital                      $   68,294           $  76,361       $   77,860            N/A       $  47,223       $  62,862
Total assets                            195,727             205,245          214,823            N/A         170,922         160,543
Total debt                              187,668             181,240          171,631            N/A          56,990          55,093
Cumulative  Preferred Dividend (2)       22,336              12,932            4,576


----------------------------
(1) Includes non-recurring charges related to restructuring and reorganization activities of $9.6 million.

(2) Dividend payments are subject to restrictions by the terms of the Company's debt agreements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth the Company's consolidated statements of operations, including net sales by its U. S., U.S. service stores, and International operating segments, as well as the Company's consolidated results of operations as a percentage of net sales for the years ended December 31, 1998, 1997 and 1996. To facilitate comparison of the operating results of the periods set forth below, results of operations for the year ended December 31, 1996 were obtained by combining, without adjustment, the results of operations of the predecessor company from January 1, 1996 to May 23, 1996 with those of the Company for the period from May 24, 1996 to December 31, 1996. The discussion should be read in connection with the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.


                                             Year Ended                       Year Ended                    Combined Year Ended
                                          December 31, 1998                 December 31, 1997                 December 31, 1996
                                     -------------------------          ------------------------            ------------------------

Net Sales:                              $                   %              $                 %                $                  %
                                     ------              ------         ------            ------            ------             -----
        U.S.                         $122.5                45.6         $ 99.6              41.2            $113.2              46.7
        U.S. service stores            42.4                15.8           38.6              16.0              33.7              13.9
        International                 103.5                38.6          103.4              42.8              95.1              39.4
                                     ------              ------         ------            ------            ------             -----
                                      268.4               100.0          241.6             100.0             242.0             100.0
     Cost of sales                    159.2  (1)           59.3          141.3              58.5             152.7              63.1
                                     ------              ------         ------            ------            ------             -----
     Gross profit                     109.2                40.7          100.3              41.5              89.3              36.9
     Selling, general and
          administrative               94.4                35.2           84.3              34.9              91.9              37.9
     Restructuring and
         reorganization charge          6.8                 2.5
     Intangible amortization            2.0                 0.7            1.9               0.8               1.9               0.8
                                     ------              ------         ------            ------            ------            ------
     Operating income (loss)            6.0                 2.3           14.1               5.8             (4.5)             (1.8)

     Interest expense                  20.5                 7.6           19.3               8.0              14.4               5.9
     Other expense                      0.4                 0.2            0.5               0.2               0.3               0.1
                                     ------              ------         ------            ------            ------             -----
     Income (loss) before
          income taxes                (14.9)               (5.5)          (5.7)             (2.4)            (19.2)            (7.9)
     Provision for income taxes         0.4                 0.2            2.2               0.9               2.2              0.9
                                     -------             -------        -------           ------            -------            -----
     Net income (loss)               $(15.3)               (5.7)         $(7.9)             (3.3)           $(21.4)            (8.8)
                                     ======              =======        =======           =======           =======            =====


(1) Includes a $2.8 million charge for inventory write-downs related to restructuring and reorganization activities.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

    Net Sales. Net sales for the year ended December 31, 1998 were $268.4 million compared to $241.6 million for the previous year, an increase of 11.1% primarily as a result of strong sales in the United States.

    Net sales in the United States increased 23.0% from $99.6 million for the year ended December 31, 1997 to $122.5 million in 1998. This increase was primarily related to increased sales of men's and women's shavers. Demand increased for men's shavers as a result of the introductions of the updated line of the Microscreen(R)3 shaver and the Intercept(R) shaver line in the first quarter of 1998 and the MicroFlex((TM)) rotary line in the fourth quarter. Sales of women's shavers increased as a result of demand for the wet/dry Dual Foil shaver, although this was not a new product. Additionally, sales of women's hair dryers and men's grooming were positively impacted by the introduction of new hair dryers and the new men's Precision((TM)) line of beard & mustache trimmers in 1998.

    Net sales by the Company's U.S. service stores increased 9.8% to $42.4 million in 1998 from $38.6 million in 1997. This increase was primarily attributable to the opening of a net of 10 additional stores and one temporary store for a total of 104 stores open during the holiday shopping season. Additionally, same store sales increased 2.3% from 1997 to 1998.

     Net sales for the international businesses on a combined basis remained flat from 1997 to 1998. Increased sales in the United Kingdom were offset by decreases in Australia and the international export business due to slowing economies, particularly in Asia and negative currency impacts.

     Gross Profit. Gross profit of $109.2 million in 1998, or 40.7% of net sales, decreased as a percentage of sales from 41.5% in 1997. Excluding the $2.8 million non-recurring charge to 1998 cost of sales related to the restructuring of the Company's Connecticut shaver assembly operations, the gross profit percentage actually increased slightly to 41.7% of net sales. The gross profit percentages in the United States increased by more than two percentage points in 1998, excluding the non-recurring charge. The increase was primarily due to a combination of lower costs and improved product mix, as well as lower product returns. The gross profit percentage for the International businesses declined by almost three percentage points in 1998. The decline was primarily attributable to decreases in Australia and the international export markets, due to weak economies and negative currency impacts on cost of sales as inventory purchases are made in U.S. dollars.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $94.4 million, or 35.2% of net sales for calendar year 1998 compared to $84.3 million, or 34.9% of net sales in 1997 as a result of several factors. In 1998, the Company increased its investment in advertising and promotion and continued to invest in marketing and new product development. The Company continued to invest in its retail service stores and opened a net total of 14 stores worldwide. Distribution expenses in 1998 increased as the Company transitioned from its Connecticut warehouse to a third party warehouse in California. Additionally, the Company increased its provision for bad debt, due to the financial difficulties of one of the large U.S. mass merchandisers.

Restructuring and Reorganization Charge. In the second quarter of 1998, the Company announced a plan to restructure its Connecticut shaver assembly and warehousing operations ("the Plan"). The Plan consisted of relocating the shaver assembly operations to an existing Remington partner-vendor located in Asia and relocating the warehousing function to a third party provider in California. Savings of approximately $6.0 million annually will accrue from these changes of which $3.0 million was realized in 1998, with an additional $2.0 million anticipated for 1999 and the full benefit being realized by the year 2000. The Plan resulted in affecting the employment of approximately 235 employees located at the Company's two Connecticut facilities, the majority of which were factory employees. During 1998, the Company recorded total non-recurring charges of $9.6 million related to the Plan, of which $2.8 million was charged to cost of sales for inventory write-downs associated with the Plan and $6.8 million was charged to restructuring and reorganization. Included in the restructuring charge are items such as severance and other employee costs, lease obligations and write-offs of certain equipment and tooling.

    Operating Income (Loss). Operating income decreased to $6.0 million, or 2.3% of net sales in 1998 compared to $14.1 million or 5.8% in 1997. This decrease was the direct result of the $9.6 million of non-recurring charges recorded in 1998 related to the restructuring and reorganization. Excluding the non-recurring charges, operating income was $15.6 million, or 5.8% of net sales.

     Interest Expense. Interest expense increased to $20.5 million in 1998 compared to $19.3 million in 1997 as a result of higher average borrowings in 1998.

    Provision for Income Taxes. The provision for income taxes was $0.4 million in 1998 compared to $2.2 million in 1997 and relates to the Company's foreign operations.


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

     International net sales increased to $103.4 million in 1997 from $95.1 million in 1996 as a result of the United Kingdom and Australian operations. Net sales in the United Kingdom increased as a result of strong demand, particularly in the personal care product sales. Despite a negative currency impact, net sales in Australia increased due to strong demand for new personal care products and growth in retail service stores from three stores in 1996 to nine stores at December 31, 1997.

    Gross Profit. Gross profit increased to $100.3 million, or 41.5% of net sales, in 1997 from $89.3 million or 36.9% of net sales in 1996. Approximately 2.0% of the gross profit margin percentage increase was due to inventory valuation adjustments recorded in 1996, while the remaining increase was due to slightly lower costs and improved product mix.

    Selling, General and Administrative. Selling, general and administrative expenses decreased to $84.3 million in 1997, or 34.9% of net sales, from $91.9 million, or 37.9% of net sales in 1996. The 1996 expenses included $10.9 million in non-recurring charges related to the May 1996 reorganization and a $1.3 million charge related to the bankruptcy of the Company's largest customer in Canada. After considering the effect of these charges in 1996, expenses in 1997 increased over 1996, as a result of a 25% increase in advertising expenses and investments the Company has made in marketing and new product development.

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

Liquidity and Capital Resources

    For the year ended December 31, 1998, the Company used approximately $3.1 million in cash for operating activities, compared to $8.0 million in 1997. The increase in cash flow in 1998 is the result of lower disbursements, primarily inventory, somewhat offset by lower collections on receivables.

    The Company's operations are not capital intensive. During 1998 and 1997, the Company purchased property, plant and equipment, including tooling for new products, of $3.9 million and $5.1 million, respectively. Capital expenditures for 1999 are anticipated to be approximately $4.3 million.

    During 1998, the Company repaid aggregate scheduled principal amounts on term loans of $1.4 million, and increased its net borrowings under revolving credit agreements by $7.6 million.

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


Market Risk Disclosure

     The Company is exposed to market risks, which include changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar. The Company attempts to reduce these risks by utilizing financial instruments, primarily foreign currency forward contracts. The Company uses derivative financial instruments only for risk management purposes and does not use them for speculation or for trading. The Company has elected to disclose its interest rate risk and foreign currency risk utilizing a sensitivity analysis approach based on hypothetical changes in foreign exchange rates and interest rates. Certain items such as lease contracts and obligations for pension were not included in the analysis.

     Interest Rate Risk. The Company's debt portfolio is comprised of fixed rate debt consisting primarily of $130 million of Senior Subordinated Notes and approximately $57 million of variable rate debt, primarily borrowings under the Senior Credit Agreement. For further details, refer to Note 7 (Debt), of the "Notes to Consolidated Financial Statements" appearing elsewhere herein.

     The Company is exposed to interest risk as a result of its fixed rate notes and its variable rate debt and any cash holdings. Interest rate changes would result in gains or losses in the market value of the Company's fixed rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to the Company's financial instruments referred to above, at December 31, 1998, a ten percent change in interest rates would have no material effect on fair values, cash-flows or earnings of the Company.

     Foreign Currency Risk. Foreign currency risk is managed by the use of foreign currency forward contracts. The use of these contracts allows the Company to manage its exposure to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset in whole, or in part, losses or gains on the underlying foreign currency exposure. The Company's principal currency exposures are in the British pounds, Australian and Canadian dollars and German marks.

     Foreign currency contracts are sensitive to changes in foreign exchange rates. Due primarily to the relatively short maturities of these contracts, a ten percent change in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would have no material effect on the fair value of these foreign currency financial instruments as of December 31, 1998.

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

Year 2000 Compliance

     The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company's key financial and operational systems have been reviewed, and the majority of the systems did not require modifications. With the exception of one minor communication program, all required modifications have been completed and the systems have been tested and are properly functioning. The modification required to the communication program will be completed by the end of the first quarter of 1999. Costs incurred to date are not material due to the nature of the modifications required and the fact that these modifications did not involve hiring outside consultants. Management does not expect that any remaining costs to be incurred will have a material adverse impact on the Company's financial position, results of operations or cash flows.

     The Company could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses, as well as government agencies in the U.S. and elsewhere, do not address this issue successfully. The Company has contacted its major suppliers, customers and financial institutions and has received written assurances of Year 2000 compliance from all of its major suppliers. Based upon the Company's assessment of each supplier's progress to adequately address the Year 2000 issue, the Company expects to develop a supplier action list and contingency plan by June 1999. However, no assurance can be provided as to the effect or timely implementation of such action list or contingency plans, or that suppliers will effectively address their Year 2000 issues to enable them to continue providing the Company with products and services.

EURO Conversion

         On January 1, 1999, eleven of fifteen member countries of the European Union entered a three-year transition phase during which one common legal currency (the "euro") was introduced. Beginning in January 2002, new euro-denominated bills and coins will be issued, and local currencies will be removed from circulation. Although the Company's international businesses affected by the euro-conversion comprise less than 5% of the Company's net sales for the year ended December 31, 1998, the Company has established various plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems and business processes to accommodate euro-denominated transactions and the impact of one common currency on pricing. Based on its evaluation to date, Management believes that the introduction of the euro, including total costs for the conversion, will not have a material adverse impact on the Company's financial position, results of operations or cash flows. The Company will continue to evaluate the impact of the euro introduction.

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


ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

ITEM 10.  Directors and Executive Officers.

         The following table sets forth certain information (ages as of March 15, 1999) with respect to each executive officer of the Company and individuals who are directors on the Remington Management Committee.

         Name                  Age         Positions and Offices
     ----------                ---         ---------------------
Neil P. DeFeo                  52        Chief Executive Officer, President and
                                           Director
Alexander R. Castaldi          48        Executive Vice President and Chief
                                           Financial Officer
Wilan van den Berg             37        Executive Vice President International
Lester C. Lee                  38        Senior Vice President Sales and
                                           Integrated Logistics
Ann Buivid                     46        Vice President Worldwide Marketing and
                                            Business Development
Lawrence D. Handler            53        President, Remington Service Stores
H. Graham Kimpton              63        Vice President, Remington Australia
                                            and Asia
Allen S. Lipson                56        Vice President, Administration, General
                                            Counsel and Secretary
Timothy G. Simmone             33        Vice President, Chief Technical Officer
Victor K. Kiam, II             72        Chairman and Director
Norman W. Alpert               40        Director
William B. Connell             58        Director
Victor K. Kiam, III            39        Director
Kevin A. Mundt                 45        Director
Arthur J. Nagle                60        Director
Daniel S. O'Connell            44        Director
Robert L. Rosner               39        Director


     Neil P. DeFeo has served as President, Chief Executive Officer and a Director of the Company since January 1997. From 1993 to 1996, Mr. DeFeo was Group Vice President, U.S. Operations for The Clorox Company. For 25 years prior to 1993, Mr. DeFeo worked for Procter & Gamble in various executive positions, including Vice President and Managing Director, Worldwide Strategic Planning, Laundry and Cleaning Products. Mr. DeFeo is a director of Cluett American
Corporation, a Company in which Vestar or its affiliates has a significant equity interest and Driscoll's Strawberry Association, Inc.

     Alexander R. Castaldi has been the Executive Vice President and Chief Financial Officer of the Company since November 1996. From 1995 to 1996, Mr Castaldi was Vice President and Chief Financial Officer of Uniroyal Chemical and from 1990 to 1995, he was Senior Vice President and Chief Financial Officer of Kendall International, Inc.

     Wilan van den Berg has been Executive Vice President International since September 1998. From 1995 to 1998 he was President and Chief Executive Officer of Payer Electric Shaver and from 1987 until 1995, he was with the Philips International Domestic Appliances and Personal Care division of Philips Electronics N.V.in various sales and marketing positions, including Sales and Marketing Director for Philips France.

     Lester C. Lee has been Senior Vice President Sales and Integrated Logistics of the Company since July 1997. From 1995 until 1997, he was with Pacific Bell Mobile Services, a Division of Pacific Telesis, most recently as Vice President of Sales, and from 1989 until 1995, he was with Norelco Consumer Products Company in various sales positions, including Director of Sales, Western Division.

     Ann Buivid has been Vice  President  Worldwide  Marketing  and New Business
Development since September 1998. From 1995 to 1998, Ms. Buivid was Vice President, North American Marketing and New Business Development, for the Household Products Group of Black & Decker Inc. and from 1993 to 1995, she was Vice President of Marketing for the Beverages Category of Campbell Soup Company.

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

     Victor K. Kiam, II has served as Chairman since 1979 and served as Chief Executive Officer of the Company from 1979 to 1996. Mr. Kiam is the Chairman of RPI Inc., Chairman of the Board of Ronson P.L.C. and a director of Citadel Technology and News Communication.

    Norman W. Alpert has been a Director of Remington since May 1996. Mr. Alpert is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of International AirParts Corporation, Aearo Corporation and Advanced Organics, Inc., and a director of Russell-Stanley Corporation, Cluett American Corporation and Siegel & Gale, all companies in which Vestar or its affiliates have a significant equity interest.

     William B. Connell has been a Director of Remington since 1990. Mr. Connell is currently Chairman of EBD Holdings, Inc., a private venture capital group. Mr. Connell previously served as Vice Chairman of Whittle Communications, L.P. from 1992 to 1994 and served as its President and Chief Operating Officer from 1990 to 1992. In addition to Remington, Mr. Connell is currently a director of Baldwin Piano & Organ Company, Dolphin Software, Inc. and EDB Holdings, Inc.

    Victor K. Kiam, III has been a Director of Remington since 1992. Mr Kiam has been Executive Vice President of RPI Corporation since 1996 and was with the Company from 1986 until 1996 in a variety of positions in manufacturing, sales and marketing, including Vice President Corporate Development. He is the son of Victor K. Kiam, II.

     Kevin A. Mundt has been a Director of Remington since July 1996. Mr. Mundt is Vice President, Group Business Head of Mercer Management Consulting since 1997 and was co-founder and Managing Director of Corporate Decisions, Inc. since its inception in 1983 until its merger with Mercer Management Consulting in 1997. Mr. Mundt is a director of Russell-Stanley Corporation and Advanced Organics, Inc., companies in which Vestar or its affiliates have a significant equity interest and in Telephone Data Systems, Inc.

     Arthur J. Nagle has been a Director of Remington since May 1996. Mr. Nagle is a Managing Director of Vestar Capital Partners and was a founding partner of Vestar at its inception in 1988. Mr. Nagle is a director of Aearo Corporation and Russell-Stanley Corporation, companies in which Vestar or its affiliates have a significant equity interest.

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

ITEM 11.  Executive Compensation

Compensation of Executive Officers

    The following Summary Compensation Table includes individual compensation information during each of the three years ended December 31, 1998 for Company's Chief Executive Officer and each of the next four most highly compensated executive officers of the Company who were serving as executive officers of the Company at the end of 1998 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company.


                                                            Annual Compensation (1)            All Other
Name and Principal Position                      Year     Salary ($)(2)    Bonus ($)(3)      Compensation  ($)
---------------------------                      ----    --------------    ------------      -----------------

Neil P. DeFeo, President, CEO and                1998    $400,000          $300,000           $  2,569(5)
    Director(4)                                  1997     392,000           200,000            214,048(5)

Alexander R. Castaldi, Executive VP              1998     265,000           172,250              3,348(7)
    and CFO(6)                                   1997     265,000           132,000              3,189(7)
                                                 1996      25,500

Lester C. Lee, Sr. VP Sales and                  1998     205,000           104,612              3,265(7)
    Integrated Logistics(8)                      1997      96,981            79,229             71,621(9)

Allen S. Lipson, VP, Administration              1998     196,000            88,200              4,488(11)
    General Counsel & Secretary                  1997     195,400            78,400              4,413(11)
                                                 1996     188,900           425,123(10)          5,521(11)

Lawrence D. Handler, President,                  1998     160,000            64,800              2,717(7)
    Remington Service Stores                     1997     154,100            65,500              2,745(7)
                                                 1996     133,200            76,065(12)          1,394(7)


-----------------------
(1) Does not include value of perquisites and other personal benefits for any named executive officer since the aggregate amount of such compensation is the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive.

(2) Includes compensation earned during the year but deferred pursuant to the Company's Deferred Compensation Plan.

(3) Bonus amounts shown are those accrued for and paid in or after the end of the year and include amounts deferred pursuant to the Company's Deferred Compensation Plan.

(4)  Mr. DeFeo became President and CEO in January 1997.

(5) The amounts shown include Company matching contributions to the Company's 401(k) Plan of $2,492 and $2,415 for 1998 and 1997 and $211,633 of
     relocation and travel expenses for 1997.

(6)  Mr. Castaldi became Executive Vice President and CFO in November 1996.

(7) The amounts shown include Company matching contributions to the Company's 401(k) Plan.

(8) Mr. Lee became Senior Vice President Sales and Integrated Logistics in July 1997.

(9)  The amounts shown include relocation and travel expenses for 1997.

(10) A special bonus paid in conjunction with the reorganization of the Company which occurred in May 1996.

(11) The amounts shown include Company matching contributions to the Company's 401 (k) Plan of $ 3,106, $2,631 and $3,738 for 1998, 1997 and 1996, and
     disability insurance premium payments of $1,782 for 1998, 1997 and 1996.

(12) Includes  a  special  bonus  of  $39,315  paid  in  conjunction   with  the
     reorganization of the Company which occurred in May 1996.

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

Other Arrangements

     The Company has an employment agreement with Mr. DeFeo which provides for his continued employment as President and Chief Executive Officer through the year 2000, unless earlier terminated. The agreement provides for a base salary of not less than $300,000, plus a deferral of an additional $100,000, and an annual bonus not less than $200,000 in the event the Company achieves 100% of the criteria established by the Management Committee for such year. The agreement provides for Mr. DeFeo to receive 18 months of salary continuation plus the annual bonus he would have been entitled to if his employment is involuntarily terminated other than for "cause " or if he resigns for "good reason", or 12 months of salary continuation plus annual bonus in the event the agreement is not renewed by the Company. The Company is required to provide Mr. DeFeo with a letter of credit equal to the severance benefit payable to Mr. DeFeo until such time as the Company's earnings (before interest, taxes, depreciation and amortization) exceeds $26 million. The Company is also required to provide Mr. DeFeo with term life insurance in the amount of not less than $500,000.

     The Company has entered into agreements with Messrs. Castaldi, Lee, Lipson and Handler whereby such employees would be entitled to salary continuation for a specified period if their employment was involuntarily terminated other than for "cause" during the term of the agreement and, for Mr. Castaldi, if he resigns for "good reason". Messrs. Castaldi and Lipson are each entitled to 12 months of salary continuation and Messrs. Lee and Handler are each entitled to 6 months of salary continuation.

Deferred Compensation Plan

    The Company has a Deferred Compensation Plan pursuant to which eligible executive employees (including the Named Executive Officers) may elect to defer all or a portion of the bonus otherwise payable under the Company's Bonus Plan and up to 33% of their annual salary, and such amounts are placed into a deferral account. The participants may select various mutual funds in which all or a part of their deferral accounts shall be deemed to be invested. Distributions from a participant's deferral accounts will be paid in a lump sum or in equal annual installments over a period of up to 15 years beginning upon their termination of employment, death or retirement. All amounts deferred by the participants in the Plan are paid to a Deferred Compensation Plan Trust to be held in order to fund the Company's obligations under the Deferred Compensation Plan. The assets of the trust, however, are subject to the claims of the creditors of the Company in the event the Company is Insolvent, as such term is defined in the trust agreement.

Bonus Plan

     The Company has an annual bonus plan (the "Bonus Plan") which is designed to motivate each employee participant. Approximately 140 employees in the United States and 125 employees in the international operations participate in the Bonus Plan. Under the Bonus Plan, each participating employee is assigned a target bonus award, representing up to 75% of his or her annual base salary that will be paid if predetermined performance goals are achieved. Performance goals for the various areas of the Company are established annually by the Compensation Committee of the Company.

Phantom Equity Program

    The Company has a Phantom Equity Program under which a maximum of 21% of the value of the Company's Common Units and Preferred Equity (together, the "Equity") can be awarded to selected officers and other key employees of the Company and its affiliates. The Phantom Equity Program is comprised of time based (consisting of 12 1/2% of the Equity), performance based (6 1/2%) and super performance (2%) based awards. All awards grant to the recipient a specified percentage of the Equity (the "applicable percentage").

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

    The following table contains information with respect to grants of phantom awards to each of the Named Executive Officers in 1998:

                                                                                                           Assumed Annual
                                                                                                            Rate of Stock
                                                  Individual Grants                                   Appreciation for Award Term(4)
                           --------------------------------------------------------------------------  -----------------------------
                           Number of Securities                            Exercise or
                               Underlying              % of Total          Base Price        Expiration
     Name                  Awards Granted (1)      Awards Granted (2)      ($/SH) (3)           Date             5%($)        10%($)
---------------------      -----------------       -----------------      -----------        ----------          ------       ------

Neil P. DeFeo                   4.00 (5)                  33.2                 N/A           12/31/2009            N/A          N/A
                                2.00 (6)                  33.5                 N/A           12/31/2002            N/A          N/A
Alexander R. Castaldi           1.30 (5)                  10.8                 N/A           12/31/2009            N/A          N/A
                                0.50 (6)                   8.4                 N/A           12/31/2002            N/A          N/A
                                0.22 (7)                  13.1                 N/A           12/31/2002            N/A          N/A
Lester C. Lee                   0.90 (5)                   7.5                 N/A           12/31/2009            N/A          N/A
                                0.35 (6)                   5.9                 N/A           12/31/2002            N/A          N/A
                                0.16 (7)                   9.6                 N/A           12/31/2002            N/A          N/A
Allen S. Lipson                 0.90 (5)                   7.5                 N/A           12/31/2009            N/A          N/A
                                0.35 (6)                   5.9                 N/A           12/31/2002            N/A          N/A
                                0.16 (7)                   9.6                 N/A           12/31/2002            N/A          N/A
Lawrence D. Handler             0.35 (5)                   2.9                 N/A           12/31/2009            N/A          N/A
                                0.20 (6)                   3.4                 N/A           12/31/2002            N/A          N/A
                                0.09 (7)                   5.4                 N/A           12/31/2002            N/A          N/A


------------------------------------
(1) Indicates the applicable percentage of the Company's Equity underlying each award granted.

(2) Indicates the % of total time, performance and super performance based awards granted as of December 31, 1998.

(3) There is no exercise price and as of the time of the grant, there was no market price for the Company's Equity.

(4) The Company's Equity is not registered under the Securities Act of 1933 and is therefore not publicly traded. Accordingly, there is no market price for the Company's Equity. Payments to holders of phantom equity awards are dependent upon the realized value of the Equity upon a sale of the Company or an IPO. See above for a complete description of the Phantom Equity Program and the determination of payouts.

(5)  Grant of Time Based award.

(6)  Performance Based award.

(7)  Super Performance Based award.


401(k) Plan

    The Company maintains a savings plan (the "Savings Plan") qualified under Sections 401 (a) and 401(k) of the Internal Revenue Code. Generally, all employees of the Company in the United States who have completed three months of service are eligible to participate in the Savings Plan. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company makes a matching contribution of 40% of the first 5% of annual compensation contributed. Effective March 15, 1999, the Company amended its matching contribution from 40% to 50% of the first 5% of annual compensation contributed. The maximum contribution for any participant for any year is 15% of such participant's eligible compensation.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

    Set forth below is certain information regarding the ownership of the Preferred Equity and Common Units of Remington by each person known by Remington to beneficially own 5.0% or more of the outstanding interests of either the Preferred Equity or Common Units, each Director and Named Executive Officer and all Directors and executive officers as a group as of March 15, 1999. Except as indicated below, the address for each of the persons listed below is c/o
Remington Products Company, L.L.C., 60 Main Street, Bridgeport, Connecticut, 06604.

             Name                                                   Preferred Equity        Common Units
     --------------------------                                    Capital (1)      %     Number        %
                                                                  -----------    -----   ------       ----

     Vestar Equity Partners (2)(3)................................$30,000,000    48.4%   34,400        50%
          245 Park Avenue, 41st Floor
          New York, New York 10167
     RPI Corp. (3)................................................32,000,000     51.6%   34,400        50%
          555 Madison Avenue, 23rd Floor
          New York, New York 10022
     Victor K. Kiam, II     (3)(4)................................32,000,000     51.6%   34,400        50%
     Norman W. Alpert       (5)...................................30,000,000     48.4%   34,400        50%
     Arthur J. Nagle (5)..........................................30,000,000     48.4%   34,400        50%
     Daniel S. O'Connell (5)......................................30,000,000     48.4%   34,400        50%
     Robert L. Rosner (5).........................................30,000,000     48.4%   34,400        50%
     Directors and executive officers as a group
          5 persons).............................................$62,000,000    100.0%   68,800       100%

-----------------------

(1) Amounts, in dollars, represent the capital contribution to the Preferred Equity beneficially owned by each person and entity set forth below. The Preferred Equity has not been denominated in units or other shares.

(2) Vestar's interest in the Company is owned by the Vestar Members, which are controlled by Vestar. The Vestar Members have assigned a portion of their interests in the Company to certain coinvestors, although such co-investors will not directly hold any Common Units. The general partner of Vestar is Vestar Associates L.P., a limited partnership whose general partner is Vestar Associates Corporation ("VAC"). In such capacity, VAC exercises sole voting and investment power with respect to all of the equity interests held of record by the Vestar Members. Messrs. Alpert, Nagle, O'Connell, and Rosner, who are Directors of Remington, are affiliated with Vestar in the capacities described under Item 10 Directors and Executive Officers, and are stockholders of VAC. Individually, no stockholder, director or officer of VAC is deemed to have or share such voting or investment power within the meaning of Rule 13d-3 under the Exchange Act. Accordingly, no part of the Preferred Equity or Common Units is beneficially owned by Messrs. Alpert, Nagle, O'Connell or Rosner or any other stockholder, director or officer of VAC.

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

     In connection with the adoption of the Phantom Equity Program and the issuance of Phantom Equity Agreements in January 1998, the Company repurchased from Messrs. Lipson and Kimpton all shares of Common Units they had purchased from the Company in May 1996 in connection with the reorganization of the Company at the same price they had originally paid for such units. The Company paid for the repurchased Common Units by issuing promissory notes for the full purchase price, payable within 60 days following the termination of employment for reasons other than cause (as defined in the promissory note) or upon the payment of any phantom equity award to such individuals. The phantom equity agreements with each of these individuals provided that any payment under the promissory note would reduce, dollar for dollar, the applicable phantom equity payment. The promissory note issued to Mr. Lipson was for $150,000, together with interest of 6 1/2% and the non-interest bearing note issued to Mr. Kimpton was for $46,000.


                                     PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1.     Financial Statements

          2.     Financial Statement Schedule

          3.     Exhibits

          3.1 Amended and Restated Limited Liability Company Agreement dated as of May 16, 1996, by and among Vestar Shaver Corp. (formerly Vestar/Remington Corp.) ("Vestar Corp. I"), Vestar Razor Corp. ("Vestar Corp. II" and, together with Vestar Corp. I, the "Vestar Members"), RPI Corp. (formerly known as Remington Products, Inc.)("RPI"), and certain members of senior management of the Company. Incorporated herein by reference to
                 Exhibit 3.1 in Registration Statement on Form S-4(File Number 333- 07429).

          3.2 Certificate of Formation of Remington Products Company, L.L.C. ("Remington"). Incorporated by reference to Exhibit 3.2 in Registration Statement on Form S-4(File Number 333-07429).

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

          4.4 Registration Rights Agreement dated as of May 23, 1996 between Remington, Capital and Bear Sterns & Co. Inc. Incorporated by reference to Exhibit 4.4 in Registration Statement on Form S-4(File Number 333-07429).

          10.1 Credit and Guarantee Agreement dated as of May 23, 1996 among Remington, certain of its subsidiaries, various lending institutions, Fleet National Bank and Banque Nationale de Paris, as co-documentation agents, and Chemical Bank, as administrative agent (the "Credit and Guarantee Agreement"). Incorporated by reference to Exhibit 10.1 in Registration Statement on Form S-4(File Number 333-07429).

          10.2 First Amendment and Waiver Number 1, dated as of December 27, 1996, to the Credit and Guarantee Agreement. Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated December 24, 1996.

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

          10.5 Fourth Amendment, dated as of March 20, 1998 to the Credit and Guarantee Agreement. Incorporated by reference to Exhibit 10.5 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.6 Fifth Amendment, dated as of March 11,1999 to the Credit and Guarantee Agreement.

          10.7 Company Security Agreement dated as of May 23, 1996 made by Remington in favor of the Agent. Incorporated by reference to
                 Exhibit 10.2 in Registration Statement on Form S-4(File Number 333-07429).

          10.8 Form of Subsidiaries Security Agreement dated as of May 23, 1996 made by each of Capital, Remington Corporation, L.L.C. ("IP Subsidiary") and Remington Rand Corporation ("Rand") in favor of the Agent. Incorporated by reference to Exhibit 10.3 in Registration Statement on Form S-4(File Number 333-07429).

          10.9 Conditional Assignment of and Security Interest in Patent Rights (United States) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to
                 Exhibit 10.4 in Registration Statement on Form S-4(File Number 333- 07429).

          10.10 Conditional Assignment of and Security Interest in Patent Rights (United Kingdom) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to
                 Exhibit 10.5 in Registration Statement on Form S-4(File Number 333- 07429).

          10.11 Conditional Assignment of and Security Interest in Trademark Rights (United States) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to
                 Exhibit 10.6 in Registration Statement on Form S-4(File Number 333- 07429).

          10.12 Conditional Assignment of and Security Interest in Trademark Rights (United Kingdom) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to
                 Exhibit 10.7 in Registration Statement on Form S-4(File Number 333-07429).

          10.13 Members Limited Recourse Pledge Agreement dated as of May 23, 1996 made by Remington in favor of the Agent. Incorporated by reference to Exhibit 10.8 in Registration Statement on Form S-4(File Number 333-07429).

          10.14 Company Pledge Agreement dated as of May 23, 1996 made by Remington in favor of the Agent. Incorporated by reference to
                 Exhibit 10.9 in Registration Statement on Form S-4(File Number 333-07429).

          10.15 Subsidiaries Pledge Agreement dated as of May 23, 1996 made by Rand in favor of the Agent. Incorporated by reference to
                 Exhibit 10.10 in Registration Statement on Form S-4(File Number 333-07429).

          10.16 Subsidiaries Guarantee dated as of May 23, 1996 made by Capital, IP subsidiary and Rand in favor of the Agent.
                 Incorporated by reference to Exhibit 10.11 in Registration Statement on Form S-4(File Number 333-07429).

          10.17 Purchase Agreement dated as of May 1, 1996 by and among Vestar Corp i., Remington, Remsen, Isaac Perlmutter, RPI and Victor K. Kiam, II. Incorporated by reference to Exhibit 10.12 in Registration Statement on Form S-4(File Number 333- 07429).

          10.18 Agreement and Plan of Merger dated as of May 23, 1996 between Remington Products Company and Remington. Incorporated by reference to Exhibit 10.13 in Registration Statement on Form S-4(File Number 333-07429).

          10.19 Securityholders Agreement dated as of May 16, 1996 among the Vestar Members, Vestar Equity Partners, L.P. ("Vestar"), RPI, Victor K. Kiam, II and the other parties signatory thereto. Incorporated by reference to Exhibit 10.14 in Registration Statement on Form S-4(File Number 333-07429).

          10.20 Management Agreement dated as of May 23, 1996 between Remington and Vestar Capital Partners. Incorporated by reference to
                 Exhibit 10.15 in Registration Statement on Form S-4(File Number 333-07429).

          10.21 Consulting and Transitional Services Agreement dated as of May 23, 1996 between Remington and RPI. Incorporated by reference to Exhibit 10.16 in Registration Statement on Form S-4(File Number 333-07429).

          10.22 Employment Agreement made as of January 8, 1997 between the Company and Neil P. DeFeo. Incorporated by reference to Exhibit
                 10.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.

          10.23 Form of Executive Severance Agreement dated as of May 23, 1996 by and between Remington and Allen S. Lipson is incorporated herein by reference to Registration Statement on Form S-4(File Number 333-07429).

          10.24 Executive Severance Agreement dated as of November 25, 1996 between Remington and Alexander R. Castaldi. Incorporated by reference to Exhibit 10.20 in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          10.25 Letter Agreement dated June 6, 1997 between the Company and Lester Lee.

          10.26  Form of  Severance  Agreement.  Incorporated  by  reference  to
                 Exhibit 10.24 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.27 Form of Time Based Phantom Equity Agreement with participants in the Phantom Equity Program. Incorporated by reference to
                 Exhibit 10.25 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.28 Form of Performance Based Phantom Equity Agreement with participants in the Phantom Equity Program. Incorporated by reference to Exhibit 10.26 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.29 Form of Super Performance Based Phantom Equity Agreement with participants in the Phantom Equity Program. Incorporated by reference to Exhibit 10.27 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.30  Promissory  Note dated January 14, 1998 from Remington to Allen
                 S. Lipson for  $150,000.  Incorporated  by reference to Exhibit
                 10.28 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.31 License Agreement made May 23, 1996 by and between IP Subsidiary and Act II Jewelry, Inc. Incorporated by reference to Exhibit 10.23 in Registration Statement on Form S-4 (File Number 333-07429).

          10.32  License   Agreement  made  May  23,  1996  by  and  between  IP
                 Subsidiary  and  VKK  Equities  Corporation.   Incorporated  by
                 reference to Exhibit 10.24 in Registration Statement on Form S-4 (File Number 333-07429).

          10.33 Tradename Agreement made May 23, 1996 by and between IP Subsidiary and Remington Apparel Company, Inc. Incorporated by reference to Exhibit 10.25 in Registration Statement on Form S-4 (File Number 333-07429).

          10.34 License Agreement dated as of May 23, 1996 by and between Remington and IP Subsidiary . Incorporated by reference to
                 Exhibit 10.26 in Registration Statement on Form S-4 (File Number 333-07429).

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

                                 REMINGTON PRODUCTS COMPANY, L.L.C.

                                 By:               /s/ Kris J. Kelley
                                 Kris J. Kelley, Vice President and Controller

Date:  March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 31, 1999.


            *                                                *
--------------------------------------     -------------------------------------
Neil F. DeFeo, Chief Executive Officer,    Alexander R. Castaldi, Executive Vice
     President and Director                President and Chief Financial Officer


    /s/Kris J. Kelley                                       *
--------------------------------------     -------------------------------------
Kris J. Kelley, Vice President and      Victor K. Kiam II, Chairman and Director
     Controller

             *                                              *
--------------------------------------    --------------------------------------
Victor K. Kiam III, Director                    Norman W. Alpert, Director


             *                                              *
--------------------------------------    --------------------------------------
Arthur J. Nagle, Director                      Daniel S. O'Connell, Director


             *                                              *
--------------------------------------    --------------------------------------
Robert L. Rosner, Director                     William B. Connell, Director



            *
--------------------------------------
Kevin A. Mundt, Director


*By            /s/ by Allen S. Lipson
    ----------------------------------------
        Allen S. Lipson, as Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                      Pages
Financial Statements                                                                                  -----
--------------------

     Independent Auditors' Report                                                                       F-2
     Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997                          F-3
     Consolidated Statements of Operations for each of the years in the three-year
              period ended December 31, 1998                                                            F-4
     Consolidated Statements of Members' Deficit/Partners' Capital for each of the
              years in the three-year period ended December 31, 1998                                    F-5
     Consolidated Statements of Cash Flows for each of the years in the three-year
              period ended December 31,1998                                                             F-6
     Notes to Consolidated Financial Statements                                                         F-7

Financial Statement Schedule
----------------------------
     Schedule II - Valuation and Qualifying Accounts for each of the years in the
               three-year period ended December 31,1998                                                 S-1




       Certain schedules are omitted because they are not applicable or the required information is provided in the Financial Statements or related notes thereto.

                          Independent Auditors' Report



To the Management Committee of
     REMINGTON PRODUCTS COMPANY, L.L.C.:


    We have audited the accompanying consolidated balance sheets of Remington Products Company, L.L.C. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, members' deficit/partners' capital, and cash flows for the years ended December 31, 1998 and 1997 and for the thirty-one week period ended December 31, 1996 and for Remington Products Company and subsidiaries (the "Predecessor") for the twenty-one week period ended May 23, 1996. Our audits also included the consolidated financial statement schedule listed in the index to the consolidated financial statements. The consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the thirty-one week period ended December 31, 1996 and of the Predecessor for the twenty-one week period ended May 23, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


DELOITTE & TOUCHE L.L.P.



Stamford, Connecticut
March 11, 1999

                       Remington Products Company, L.L.C.,

                           Consolidated Balance Sheets
                                 (in thousands)



                                                                       December 31,         December 31,
                                                                           1998                1997
                                                                       -----------         ------------

ASSETS
Current assets:
    Cash and cash equivalents                                          $     4,249         $      5,408
    Accounts receivable, less allowance for doubtful accounts
           of  $2,749 in 1998 and $734 in 1997                             59 ,998               53,052
    Inventories                                                             50,163               60,507
    Prepaid and other assets                                                 1,879                1,525
                                                                       -----------         ------------
            Total current assets                                           116,289              120,492
Property, plant and equipment, net                                          13,135               16,033
Intangibles, net                                                            58,573               60,538
Other assets                                                                 7,730                8,182
                                                                       -----------         ------------
            Total assets                                                  $195,727             $205,245
                                                                       ===========         ============
LIABILITIES AND MEMBERS' DEFICIT Current liabilities:
    Accounts payable                                                   $    15,981         $     13,359
    Short-term borrowings                                                    5,192                1,300
    Current portion of long-term debt                                        1,842                1,417
    Accrued liabilities                                                     24,980               28,055
                                                                       -----------         ------------
            Total current liabilities                                       47,995               44,131
Long-term debt                                                             180,634              178,523
Other liabilities                                                            1,839                  869
Commitments and contingencies
Members' deficit:
     Members' deficit                                                     (31,473)             (15,894)
     Accumulated other comprehensive income                                (3,268)              (2,384)
                                                                       -----------          -----------
            Total members' deficit                                        (34,741)             (18,278)
                                                                       -----------          -----------
            Total liabilities and members' deficit                     $   195,727          $   205,245
                                                                       ===========          ===========




                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                      Consolidated Statements of Operations
                                 (in thousands)




                                                       Year           Year             Year Ended December 31, 1996
                                                       Ended          Ended            ----------------------------
                                                   December 31,     December 31,          31 Weeks        21 Weeks
                                                       1998             1997                Ended           Ended
                                                                                          December 31       May 23
                                                   -------------    ------------       ------------    -----------
                                                                                                        (Predecessor)

Net sales                                          $  268,357       $  241,572          $185,286       $   56,713
Cost of sales                                         159,175          141,296           117,723           35,102
                                                   ----------       ----------        ----------       ----------
          Gross profit                                109,182          100,276            67,563           21,611
Selling, general and administrative                    94,415           84,194            53,860           37,912
Restructuring and reorganization charge                 6,806                -                 -               -
Amortization of intangibles                             1,945            1,936             1,195              650
                                                   ----------       ----------        ----------       ----------
         Operating income (loss)                        6,016           14,146            12,508         (16,951)
Interest expense                                       20,499           19,318            12,164            2,228
Other expense (income)                                    472              526               498            (115)
                                                   ----------       ----------        ------------     ----------
         Income (loss) before income taxes           (14,955)          (5,698)             (154)         (19,064)
Provision (benefit) for income taxes                      382            2,225             3,018            (873)
                                                   ----------       ----------         ---------       ----------
         Net income (loss)                         $ (15,337)       $  (7,923)         $ (3,172)       $ (18,191)
                                                   ==========       ==========         =========       ==========
Net loss applicable to common units                $ (24,741)       $ (16,279)         $ (7,748)
                                                   ==========       ==========         =========




                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

          Consolidated Statements of Members' Deficit/Partners' Capital
                                 (in thousands)



                                                                                                                             Total
                                                                                                        Accumulated        Partners'
                                                                                                            Other           Capital/
                                               Preferred       Common          Other     Accumulated    Comprehensive       Members'
                                                Equity          Units          Capital      Deficit         Income          Deficit
                                                ----------    --------       ---------   -----------    ------------      ----------

PREDECESSOR
Balance, December 31, 1995                                                   $  76,736                  $       (791)     $  75,945
  Comprehensive income (loss):
     Net loss                                                                  (18,191)
     Foreign currency translation                                                                               (217)
     Elimination of cumulative translation                                                                     1,008
  Total comprehensive income (loss)                                                                                         (17,400)

Effects of recapitalization:
  Issuance of equity units                       $ 62,000      $ 7,742                                                       69,742
  Excess of fair value over predecessor basis                                  (73,921)                                     (73,921)
  Cancellation of predecessor partners' capital                                (58,545)                                     (58,545)
                                                 ---------     -------      -----------                  -------------    ---------
Balance, May 23, 1996                            $ 62,000      $ 7,742      $  (73,921)                  $      -         $  (4,179)
                                                 =========     ========     ===========                  ==============   ==========
SUCCESSOR

Balance, May 24, 1996                            $ 62,000      $ 7,742      $  (73,921)                                   $  (4,179)
  Preferred dividend                                4,576                                 $  (4,576)                           -
  Comprehensive income (loss):
     Net loss                                                                                (3,172)
     Foreign currency translation                                                                         $     (356)
  Total comprehensive income (loss)                                                                                          (3,528)
                                                 --------     --------      -----------   ----------      ------------   ----------
Balance, December 31, 1996                         66,576       7,742          (73,921)      (7,748)            (356)        (7,707)
  Repurchase of common units                                     (620)                                                         (620)
  Preferred dividend                                8,356                                    (8,356)                              -
  Comprehensive income (loss):
     Net loss                                                                                (7,923)
     Foreign currency translation                                                                             (2,028)
  Total comprehensive income (loss)                                                                                          (9,951)
                                                 --------    ---------      -----------   ----------      -----------    -----------
Balance, December 31, 1997                       $ 74,932    $  7,122       $  (73,921)   $ (24,027)      $   (2,384)    $  (18,278)
  Preferred Dividend                                9,404                                    (9,404)                              -
  Repurchase of common units                                     (242)                                                         (242)
  Comprehensive income (loss):
     Net loss                                                                               (15,337)
     Foreign currency translation                                                                               (708)
     Cumulative effect of adoption of SFAS 133                                                                  (105)
     Unrealized hedging loss                                                                                     (71)
  Total comprehensive income (loss)                                                                                         (16,221)
                                                 --------    ---------     ------------   ----------      ------------   -----------
Balance, December 31, 1998                       $ 84,336    $  6,880      $   (73,921)   $ (48,768)      $   (3,268)    $  (34,741)
                                                 ========    ========      ============   ==========      ============   ===========


                                See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                            Year              Year            Year Ended December 31,1996
                                                            Ended            Ended           ----------------------------
                                                        December 31,       December 31,       31 Weeks         21  Weeks
                                                           1998               1997           December 31        May 23
                                                         ----------        ------------     ------------      ------------
                                                                                                              (Predecessor)

Cash flows from operating activities:
   Net income (loss)                                     $ (15,337)        $  (7,923)       $  (3,172)         $  (18,191)
   Adjustment to reconcile net income (loss) to net cash
     provided by  (used in) operating activities:
       Depreciation                                          3,224             2,831            1,184              1,355
       Amortization of intangibles                           1,945             1,936            1,195                650
       Amortization of deferred financing fees               1,110             1,072            1,260                262
       Restructuring and reorganization charge               6,806               -                -                  -
       Inventory write-down                                  2,760               -                -                  -
       Deferred income taxes                                   (26)              (44)           1,251               (561)
       Foreign currency forward losses                         (35)              115            1,501                -
                                                         ----------         ---------       ---------           ---------
                                                               447            (2,013)           3,219            (16,485)
       Changes in assets and liabilities:
          Accounts receivable                              (6,946)             1,210         (27,291)             41,043
          Inventories                                        7,584             3,278          (2,546)            (8,339)
          Accounts payable                                   2,622           (3,055)            5,392              1,187
          Accrued liabilities                              (5,518)           (5,267)           10,731              (933)
          Other, net                                       (1,295)           (2,133)             ( 70)             (158)
                                                         ---------         ---------       -----------          --------
            Cash provided by (used in) operating
            activities                                     (3,106)           (7,980 )         (10,565)            16,315
                                                         ---------         ---------       ----------           --------
Cash flows from investing activities:
   Capital expenditures                                    (3,879)           (5,078)          (2,399)            (1,310)
   Payment for purchase of Company, net                        -                 -          (139,750)                -
   Proceeds from working capital adjustment                    -               2,500              -                  -

   Other                                                       -                 204            (181)                -
                                                        ----------         ---------       ----------           --------
            Cash used in investing activities              (3,879)           (2,374)        (142,330)            (1,310)
                                                        ----------         ---------       ----------           --------
Cash flows from financing activities:
   Proceeds from sale of senior subordinated notes             -                 -            129,026                -
   Net  repayments under term loan facilities              (1,426)             (965)          (3,463)            (3,600)
   Net borrowings (repayments) under credit facilities       7,632            10,938            1,564           (12,353)
   Equity investments (repurchases)                          (242)             (620)           34,302                -
   Debt issuance costs                                         -                 -            (9,075)                -
   Other, net                                                (221)             (251)            1,595                -
                                                        ----------        ----------       ----------           --------
            Cash provided by (used in) financing activities  5,743             9,102          153,949           (15,953)
            Effect of exchange rate changes on cash             83             (539)              503              (214)
                                                        ----------        ----------       ----------           --------
Increase (decrease) in cash and cash equivalents           (1,159)           (1,791)            1,557            (1,162)
Cash and cash equivalents, beginning of period               5,408             7,199            5,642              6,804
                                                        ----------        ----------       ----------           --------

            Cash and cash equivalents, end of period    $    4,249        $    5,408       $    7,199           $  5,642
                                                        ==========        ==========       ==========           ========
Supplemental cash flow information:
       Interest paid                                    $   19,144        $   18,756       $    9,121           $  1,874
       Income taxes paid                                $    2,331        $    2,493       $    1,563           $    440


                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                   Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     Remington Products Company, L.L.C. and its wholly owned subsidiaries, (the "Company") develop and market electrical personal care appliances. The Company distributes on a worldwide basis men's and women's electrical shavers and accessories, women's personal care appliances, including hairsetters, hair dryers and curling irons, men's electrical grooming products, travel products and other small electrical consumer appliances. The Company's products are sold worldwide through mass merchandisers, catalog showrooms, drugstore chains and department stores in addition to the Company's own service stores.

     Organization:
     Remington Products Company, L.L.C., a Delaware limited liability company, was formed by Vestar Shaver Corp. ("Vestar Corp. I) and RPI Corp. ("RPI") to acquire (the "Reorganization") the operations of Remington Products Company and its subsidiaries ("RPC"). In May 1996, Vestar Razor Corp. ("Vestar Corp. II") was formed to hold an interest in the Company, Vestar Corp. I and Vestar Corp. II (together, the "Vestar Members") are wholly owned by Vestar Equity Partners, L.P.

      Basis of Presentation:
    The consolidated balance sheets as of December 31, 1998 and 1997 include the accounts of Remington Products Company, L.L.C. and Subsidiaries, the "Successor" company following the change in ownership on May 23, 1996 (the "Closing Date") (see Note 2) and the consolidated results of operations and cash flows include the accounts for the successor company for the years ended December 31, 1998 and 1997 the period from May 24, 1996 to December 31, 1996. The financial statements also include the results of operations and cash flows of RPC, the "Predecessor" company, prior to the Closing Date. All significant intercompany accounts and transactions are eliminated in consolidation.

     Use of Estimates:
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used for, but not limited to the establishment of the allowance for doubtful account, reserves for sales returns and allowances, product warranty costs, taxes and contingencies.

    Cash and Cash Equivalents:
    All highly liquid debt instruments purchased with a maturity of three months from their date of acquisition or less are considered cash equivalents.

    Inventories:
     The inventories of foreign subsidiaries and purchased product for resale by the merchandising and service store operations are valued at the lower of cost or market utilizing the first-in, first-out (FIFO) method. Domestic manufactured inventories, which represent approximately 16% of the consolidated inventories as of December 31, 1998 and 15% at 1997, are stated at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method. As of December 31, 1998 and 1997, the excess of current replacement cost over LIFO cost of inventories was not significant. During 1998, the Company recorded non-recurring charges of $2.8 million for certain inventory write-downs associated with the Company's restructuring and reorganization plan.

    Property, Plant and Equipment:
    Property, plant and equipment is recorded primarily at cost. In conjunction with the Reorganization (See Note 2), property, plant and equipment was restated to reflect fair value excluding the ownership percentage retained by RPI. Depreciation is provided for principally on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. During 1998, the Company recorded non-recurring charges of $3.5 million for write-downs on certain equipment and tooling associated with the restructuring and reorganization.

                       Remington Products Company, L.L.C.

    Intangibles:
    Patents are being amortized on a straight-line basis over a period of ten years. All other intangibles are amortized on a straight-line basis over 40 years. Costs associated with obtaining financing arrangements are included in other assets and are being amortized over the term of the related borrowings.

    Long Lived Assets:
    Impaired losses are recorded on long lived assets when indicators of impairment are present and the anticipated undiscounted operating cash flow generated by those assets are less than the assets' carrying value.

    Research and Development:
    Research and development costs related to both present and future products are expensed as incurred. Such costs totaled $3.1 million for the year ended December 31, 1998; $2.8 million for the year ended December 31, 1997; $1.3 million for the thirty-one weeks ended December 31, 1996; and $0.8 million for the twenty-one weeks ended May 23, 1996.

    Income Taxes:
    Federal income taxes on net earnings of the Company are payable directly by the partners. In jurisdictions where partnership status is not recognized or foreign corporate subsidiaries exist, the Company provides for income taxes currently payable as well as for those deferred because of temporary differences between the financial and tax basis of assets and liabilities.

    Hedging Activity:
    Effective July 1, 1998, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to recognize all derivatives at fair value. Depending on the nature of the underlying exposure being hedged, changes in the fair value of derivatives are recognized either in the statement of operations or other comprehensive income
(OCI). The ineffective portion of the change in fair value of the derivative is recognized in earnings.

    In accordance with the Company's foreign exchange risk management policy, the Company's foreign subsidiaries hedge the forecasted purchases of inventory denominated in currencies different then the subsidiary's functional currency. The derivative contracts related to these hedges primarily consist of forward foreign exchange contracts, which are designated as cash flow hedges. These forward contracts generally have maturities not exceeding 12 months. For cash flow hedges, the fair value changes of the derivative instruments related to the effective portion of the hedges are initially recorded as a component of other comprehensive income. Unrealized gains and losses on cash flow hedges accumulate in OCI and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. For forecasted purchases of inventory, amounts are reclassified when the hedged inventory is reflected in cost of goods sold. As of December 31, 1998, other than forward foreign exchange contracts, the Company was not party to any other derivatives as defined by SFAS No. 133.

    At December 31, 1998, the Company had unrealized losses of $176 thousand, net of tax, classified in OCI for its outstanding hedge contracts related to forecasted inventory purchases. A significant portion of this amount is expected to be reclassified to cost of goods sold in the first six months of 1999. As of December 31, 1998, the losses classified in other income (expense) related to the ineffective portion of the Company's outstanding hedge contracts were immaterial. The cumulative effect of a change in accounting principle due to adoption of SFAS No. 133 as of July 1, 1998 had an immaterial impact on earnings and a $105 thousand impact to OCI. Reclassifications from OCI during the six month period ended December 31, 1998 (since the adoption date) were not significant.

    Prior to the adoption of SFAS No. 133, the Company accounted for its forward foreign exchange contracts at mark to market through earnings, unless the contracts were effectively hedging firm commitments, for which unrealized gains and losses were deferred and recognized as an adjustment of the hedged item.

                       Remington Products Company, L.L.C.

    Translation of Foreign Currencies:
    Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in members' deficit or total partners' capital. Foreign currency transaction gains and losses, including gains and losses on forward contracts are recognized in earnings and totaled $(0.7) million for both of the years ended December 31, 1998 and 1997; $(0.7) million for the thirty-one weeks ended December 31, 1996 and $(0.1) million for the twenty-one weeks ended May 23, 1996.

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

    The Reorganization reflected the following adjustments (in thousands):

Cash payments and distributions (1)                                                           $ 139,750
Implied fair value of equity interests issued to RPI (2)                                         35,440
                                                                                              ---------
    Total consideration and direct acquisition costs                                            175,190
Less RPC's historical cost of net assets acquired (3)                                           (71,246)
                                                                                              ---------
Excess of consideration paid over RPC's historical cost                                         103,944
Less excess of fair value over predecessor basis (4)                                            (73,921)
                                                                                              ---------
                                                                                                 30,023
Debt issuance costs                                                                               9,075
                                                                                              ---------
    Net adjustment                                                                            $  39,098
                                                                                              =========

Allocation of net adjustment (5):
    Inventories                                                                                    (865)
    Prepaid and other current assets                                                             (1,752)
    Property, plant and equipment, net                                                           (1,554)
    Goodwill                                                                                     11,387
    Tradenames                                                                                   26,534
    Patents                                                                                       4,670
    Other assets (6)                                                                              8,463
    Accrued liabilities                                                                          (7,785)
                                                                                              ---------
                                                                                              $  39,098
                                                                                              =========

                       Remington Products Company, L.L.C.

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

(6) Represents debt issuance costs of $9,075 net of a $612 write-off of deferred financing costs related to existing debt being repaid.


3.   Inventories

      Inventories were comprised of the following as of December 31, 1998 and 1997 (in thousands):


                                                                                  1998               1997
                                                                                -------             -------

                     Finished goods                                             $46,454             $55,099
                     Work in process and raw materials                            3,709               5,408
                                                                                -------             -------
                                                                                $50,163             $60,507
                                                                                =======             =======

4.   Property, Plant and Equipment

      Property, plant and equipment as of December 31, 1998 and 1997 consisted of (in thousands):


                                                                                  1998                1997
                                                                                -------            --------

                     Land and buildings                                         $ 2,517            $   2,459
                     Leasehold improvements                                       4,058                3,308
                     Machinery, equipment and tooling                             8,234                9,237
                     Furniture, fixtures and other                                4,523                4,769
                                                                                --------           ----------

                                                                                 19,332               19,773
                     Less accumulated depreciation                               (6,197)              (3,740)
                                                                                --------           ----------
                                                                                $13,135            $  16,033
                                                                                ========           ==========


                       Remington Products Company, L.L.C.

5.  Intangibles

     Intangibles   were   comprised  of  the  following   (net  of   accumulated
amortization of $5,074 and $3,129 thousand) as of December 31, 1998 and 1997, respectively (in thousands):


                                                                             1998                  1997
                                                                            -------             ---------


                     Goodwill                                               $30,309             $  31,142
                     Tradenames                                              24,809                25,473
                     Patents                                                  3,455                 3,923
                                                                           --------             ---------
                                                                           $ 58,573             $  60,538
                                                                           ========             =========

6.  Accrued Liabilities

      Accrued liabilities were comprised of the following as of December 31, 1998 and 1997 (in thousands):

                                                                             1998                1997
                                                                           --------            ---------

                    Advertising and promotion expenses                     $  7,229            $   7,953
                    Compensation and benefits                                 4,900                4,182
                    Income and other taxes payable                            2,377                3,790
                    Interest                                                  2,056                1,900
                    Restructure and reorganization                            2,196                   -
                    Other                                                     6,222               10,230
                                                                           ---------           ---------
                                                                           $ 24,980            $  28,055
                                                                           =========           =========


7.   Debt

      Long-term debt at December 31, 1998 and 1997 consisted of (in thousands):


                                                                             1998                 1997
                                                                           ---------           ---------

                  Senior Subordinated Notes                                $ 130,000           $ 130,000
                  Revolving Credit Facilities                                 43,895              40,523
                  Term Loans                                                   7,611               9,008
                  Capital Leases                                                 970                 409
                                                                           ----------          ----------
                                                                             182,476             179,940
                  Less current portion                                        (1,842)             (1,417)
                                                                           ----------          ----------
                                                                           $ 180,634           $ 178,523
                                                                           ==========          ==========


                       Remington Products Company, L.L.C.

     11% Senior Subordinated Notes:

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

      Senior Credit Agreement:

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

     As of December 31, 1998, the Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory for the applicable borrower. In addition, the borrowing base can be increased as needed by $10 million over the applicable percentage of eligible receivables and inventories, (still limited to the $70 million total facilities) through June 30, 1999. As of December 31, 1998, availability under the Revolving Credit Facilities was approximately $9.5 million. The availability has been reduced by approximately $1.3 million in short-term commercial and stand-by letters of credit outstanding as of December 31, 1998. The Term Loans under the Senior Credit Agreement are payable in quarterly installments. Aggregate scheduled installments over the next four years ending December 31, 2002 are $1.7, $1.8, $3.1 and $1.0 million, respectively. The obligations under the Senior Credit Agreement are guaranteed by each of the Company's domestic subsidiaries and secured by their assets and properties and pledge of the common equity interests.

     At the Company's option as of December 31, 1998, the interest rates per annum applicable to the loans under the Senior Credit Agreement will be based upon (a) in the case of the Company, a Eurodollar rate ("LIBOR") plus 2.25% or the greater of (i) the prime rate plus 1.0% and (ii) the federal funds rate plus 1.5% and (b) in the case of loans to the Company's U.K. subsidiary, a EuroSterling Rate (the "EuroSterling Rate") plus 2.25% or the Sterling Base Rate plus 1.0%; provided, however, the interest rates are subject to reduction if certain requirements of financial performance are met. In addition, the interest rate on borrowings under the Revolving Credit Facilities will be increased by one quarter percent during any period that any of the additional $10 million in borrowing base is utilized. Interest is payable quarterly in arrears, including a commitment fee of 0.5% on the average daily unused portion of the Revolving Credit Facilities.

     Debt Covenants:

     The Senior Credit Agreement requires the Company to meet certain financial tests, the more restrictive of which require the Company to maintain certain interest coverage and leverage ratios, as defined. The Senior Subordinated Note indenture and the Senior Credit Agreement also contain a number of operating covenants which limit the discretion of Management with respect to certain business matters, including the amount and terms under which the Company can obtain additional financing in the future. In addition, these agreements limit the amount of dividends that the Company is permitted to pay. As of December 31, 1998, the Company was in compliance with its debt covenants.

                       Remington Products Company, L.L.C.

     Subsequent to December 31, 1998, the Company amended the Senior Credit Agreement to adjust the financial covenants prospectively based upon a review of expected future operating performance. As a result of the amendment, the Revolving Credit Facilities' borrowing base can be increased as needed by $10 million over the applicable percentage of eligible receivables and inventories, (limited to total eligible receivables and inventories) through November 30, 1999 and then reduced to $5 million for the period December 1, 1999 through June 30, 2000. In addition, the interest rate on loans under the Senior Credit Agreement were increased by one half of one percent.

     Short Term Borrowings:

     Short Term Borrowings consist of local revolving credit lines at certain of the Company's foreign subsidiaries. These facilities are collateralized by assets of the subsidiaries or are guaranteed by the Company. The weighted average interest rate under these facilities was approximately 5.7% in 1998 and 5.9% in 1997.


8.   Membership Equity

      The Vestar Members and RPI (collectively the "Members") have entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"). The Company was organized as a limited liability company because such an entity would (i) shield the Members from unlimited liability and (ii) qualify as a pass-through entity for tax purposes. The LLC Agreement will govern the relative rights and duties of the Members.

     The ownership interests of the Members in the Company consist of preferred members' equity (the "Preferred Equity") and common units (the "Common Units"). The Common Units represent the common equity of the Company. The Preferred Equity is entitled to a preferred dividend of 12% per annum, compounded quarterly, and to an aggregate liquidation preference of $62 million (net of any prior repayments of Preferred Equity) plus any accrued but unpaid preferred dividends. As of December 31, 1998 the aggregate unpaid Preferred Equity dividend amounted to $22.3 million.

      As a result of the Reorganization, on the Closing Date, RPI had a $35.4 million equity interest in the Company ($32.0 million in Preferred Equity) and the Vestar Members had a $33.4 million equity interest in the Company ($30.0 million in Preferred Equity). As of December 31, 1998, the Company's Common Units were owned 50% by the Vestar Members and 50% by RPI. Vestar Corp. I controls the Management Committee and the affairs and policies of the Company.

    In January 1998, the Company repurchased the remaining outstanding common units owned by the Management Investors and cancelled all outstanding related options and adopted a new Phantom Equity Program. Under this program a maximum of 21% of the value of the Company's Common Units and Preferred Equity (together, the "Equity") can be awarded to selected officers and other key employees of the Company . The Phantom Equity Program is comprised of time based (consisting of 12 1/2% of the Equity), performance based (6 1/2%) and super performance (2%) based awards. All awards grant to the recipient a specified percentage of the Equity (the "applicable percentage").

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

                       Remington Products Company, L.L.C.

    The Phantom Equity Program and all awards are subject to readjustment in the event of a reorganization of the Company required in connection with a refinancing, and the applicable percentages are subject to readjustment to take into consideration new issuances of Equity.


9.   Restructure and Reorganization Charge

    In the second quarter of 1998, the Company announced a plan to restructure its Connecticut shaver assembly and warehousing operations ("the Plan"). The Plan consisted of relocating the shaver assembly operations to an existing Remington partner-vendor located in Asia and relocating the warehousing function to a third party provider in California. The Plan resulted in affecting the employment of approximately 235 employees located at the Company's two Connecticut facilities, the majority of which were factory employees. During 1998, the Company recorded total non-recurring charges of $9.6 million related to the Plan, of which $6.8 million was charged to restructuring and reorganization and $2.8 million was charged to cost of sales related to inventory write-downs associated with the Plan.

    The Company substantially completed the relocation of the Connecticut shaver assembly to Asia, and the relocation of the Connecticut warehousing facility to a third party in California in the fourth quarter of 1998. In December 1998, the Company terminated substantially all of the affected employees, and approximately $0.5 million of severance and other benefit costs were charged against the restructuring reserve. The remaining amounts are expected to be paid out in the first half of 1999. As of December 31, 1998, the company terminated its lease obligations with respect to certain equipment and machinery utilized in the factory and warehouse, however, the Company must continue to pay non-cancelable lease obligations for its Connecticut warehouse facility through the end of 1999. Total cash outlays for 1998 restructuring activities were $1.1 million.

The following table summarizes the major components and activity related to the restructuring and reorganization through December 31, 1998 (in thousands):


                                                                                                                   Balance
                                                                    1998              1998 Activity               December 31,
                                                                 Provision      ---------------------------          1998
                                                                                    Cash            Non Cash
                                                                  --------      ----------       -----------      ------------
     Severance and Benefit Costs                                  $ 1,997       $   (501)                -        $   1,496
     Lease Obligations                                                871           (171)                -              700
     Equipment and Tooling Write-Down                               3,534              -            (3,534)              -
     Other Related Costs                                              404           (404)                -               -
                                                                  -------       ---------         ---------       ---------
            Total Restructuring and Reorganization Charge           6,806         (1,076)           (3,534)           2,196
     Inventory Write-Downs                                          2,760            -              (2,760)              -
                                                                  -------       ---------         ---------       ---------
            Total                                                 $ 9,566       $ (1,076)          $(6,294)       $   2,196
                                                                  =======       =========         =========       =========


10.   Income Taxes

     Federal income taxes on net earnings of the Company are payable directly by the partners pursuant to the Internal Revenue Code. Accordingly, no provision has been made for Federal income taxes for the Company. However, certain state and local jurisdictions do not recognize partnership status for taxing purposes and require taxes be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes. Foreign pretax earnings/(losses) were $(1,613), $6,023, $7,785 and $(2,433) thousand for the years ended December 31, 1998, December 31, 1997, the 31 weeks ended December 31, 1996 and the 21 weeks ended May 23, 1996, respectively.

                       Remington Products Company, L.L.C.

    The provision (benefit) for income taxes consists of the following (in thousands):


                                                           Year               Year                Year Ended December 31, 1996
                                                          Ended               Ended               ----------------------------
                                                        December 31,        December 31,           31 Weeks          21 Weeks
                                                            1998               1997                Eended            Ended
                                                                                                  December 31        May 23
                                                        ----------         ------------           -----------      -----------
                                                                                                                   (Predecessor)

Current:
   State and local                                      $      79          $      15              $     5          $     -
   Foreign                                                    329              2,254                1,762              (312)
Deferred:
   Foreign                                                   (26)               (44)                1,251              (561)
                                                       ----------          ---------              -------          ---------
        Total                                          $      382          $   2,225              $ 3,018          $   (873)
                                                       ==========          =========              =======          =========

Reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the income taxes as reported.

Income taxes computed at statutory U.S. Federal
       income tax rate                                 $   (5,234)          $ (1,994)              $  (54)          $(6,672)
Partnership status for U.S. federal income tax
      purposes                                              4,670              4,102                2,779             5,821
State and local income taxes                                   79                 15                    5                -
Adjustment for foreign income tax rates                       867                102                  288               (22)
                                                       ----------          ---------              -------          ---------
Income taxes as reported                               $      382          $   2,225              $ 3,018          $   (873)
                                                       ==========          =========              =======          =========

     The components of the Company's deferred tax assets included on the balance sheet at December 31 are as follows (in thousands):


                                                            1998              1997                1996
                                                           -------          -------              -------
Depreciation and other                                     $  171           $   145              $   101
Foreign tax loss carryforwards                              1,853             1,012                  396
                                                           ------           -------               ------
Total                                                       2,024             1,157                  497
     Less valuation allowance                              (1,853)           (1,012)                (396)
                                                           ------           -------               ------
Total deferred tax assets, net                             $  171           $   145               $  101
                                                           ======           =======               ======

     The valuation allowance relates to foreign tax loss carryforwards, which have been fully resinded due to the uncertain nature of their ultimate realization based upon past performance. Approximately $0.4 million of the $4.1 million in foreign tax loss carryforwards expire betweeen 2003 through 2005, while the remaining $3.7 million has no expiration date.

                       Remington Products Company, L.L.C.

11.  Commitments and Contingencies

     The Company is liable under the terms of noncancelable leases of real estate and equipment for minimum annual rent payments as follows (in thousands):

                                                                                Operating            Capital
                                                                                  Leases
                                                                                ---------            -------

                               1999                                             $   7,985            $  444
                               2000                                                 6,987               374
                               2001                                                 6,330               190
                               2002                                                 1,335               148
                               2003                                                   809                66
                               2004 and thereafter                                    575                 -
                                                                                ---------            -------
                               Total minimum lease payments                     $  24,021             1,222
                                                                                =========
                               Less: Amount representing interest                                      (252)

                               Present value of minimum lease payments                               $  970
                                                                                                     =======

      Rent expense was $7,077, $6,014, $3,760 and $2,095 thousand for the years ended December 31, 1998, December 31, 1997, the thirty-one weeks ended December 31, 1996 and the twenty-one weeks ended May 23, 1996, respectively.

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

                       Remington Products Company, L.L.C.

Information regarding the Company's pension plan as of December 31, 1998 and 1997 are as follows (in thousands):



                                                                                Year Ended December 31,
                                                                                ------------------------
Change in Benefit Obligation:                                                    1998               1997
                                                                                ------              ------
Benefit obligation at beginning of year                                         $6,222              $4,788
  Service cost                                                                     513                 464
  Interest cost                                                                    461                 410
  Amendments                                                                       259               1,444
  Actuarial loss (gain)                                                           (387)               (585)
  Benefits paid                                                                   (204)               (195)
  Currency exchange rate effects                                                    38                (104)
                                                                                -------             -------
  Benefit obligations at end of year                                             6,902               6,222
                                                                                -------             -------


Change in Plan Assets:

  Fair value of plan assets at beginning of year                                $5,996              $5,369
  Actual return on plan assets                                                     697                 580
  Employer contributions                                                           287                 272
  Participant contributions                                                         96                  92
  Benefits paid                                                                   (204)               (195)
  Currency exchange rate effects                                                    37                (122)
                                                                                --------            -------
  Fair value of plan assets at end of year                                       6,909               5,996
                                                                                --------            -------

Funded Status                                                                         7               (226)
Unrecognized net actuarial (gain) loss                                               75               (323)
   Prepaid (accrued) benefit cost                                               $    82             $   97
                                                                                ========            =======

   Amounts recognized in the balance sheet are comprised of:
the prepaid benefit costs as noted above.


Weighted average assumptions:
   Discounted rate                                                                  6.0%               7.5%
   Expected return on plan assets                                                   7.0%               8.0%
   Rate of compensation increase                                                    3.5%               6.0%
   Health care cost trend rate, current year                                         -                  -



                                                                                     Year Ended December 31,
                                                                                -----------------------------
                                                                                  1998         1997      1996
                                                                                -------       ------   -------
Components of Net Periodic Benefit Cost:
   Service cost                                                                 $  359        $  387   $  477
   Interest cost                                                                   461           410      543
   Expected return on plan assets                                                 (529)         (526)    (632)
                                                                                -------       -------  ------
Net periodic benefit cost                                                       $  291        $  271   $  388
                                                                                =======       =======  ======


                       Remington Products Company, L.L.C.

    Employee Savings Plan. The Company has a savings accumulation plan (the "Plan") under Section 401(k) of the Internal Revenue Code covering substantially all regular employees. The Plan is subject to the provisions of ERISA and has been updated for subsequent amendments. The Plan allows for employees to defer up to the lesser of 15% of their annual earnings or within limitations on a pre-tax basis through voluntary contributions to the plan. The Plan provides for contributions in an amount equal to 40% of their employees' contributions up to a maximum of 5% of their total salary. The Company's matching contributions were $267, $237, $94 and $52 thousand for the years ended December 31, 1998, December 31, 1997, the thirty-one weeks ended December 31, 1996 and the twenty-one weeks ended May 23, 1996, respectively.


13.  Financial Instruments, Credit Risk and Other

      Fair Value of Financial Instruments:

      The carrying amounts for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments. The fair value and book value at December 31, 1998 of long-term fixed rate debt was approximately $97.5 million and $130.0 million, respectively. The fair value and book value at December 31, 1997 of long-term fixed rate debt was approximately $109.0 million and $130.0, respectively.

      Concentration of Credit Risk:

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and accounts receivable. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. As of December 31, 1998, the Company had an uncollateralized receivable with one mass-merchant retailer which represented approximately 18 % of the Company's accounts receivable balance. During calendar 1998, sales to this customer represented approximately 19% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

    Foreign Currency Exposure Management:

    The Company is exposed to foreign currency risk primarily to the extent that its foreign subsidiaries purchase inventory in U.S. dollars. The Company has entered into foreign currency forward contracts to mitigate the effect of
fluctuating   foreign   currencies.   The  Company  uses  derivative   financial
instruments only for risk management purposes and does not use them for speculation or trading.

     At December 31, 1998, forward contracts to sell approximately 4.4 million UK Pounds Sterling, 6.3 million Australian dollars and 0.6 million German marks were outstanding, all of which mature in 1999. At December 31, 1997, forward contracts to sell 15.3 million UK Pounds Sterling were outstanding and matured at various dates through 1998. The accounting for hedges is discussed separately under Hedging Activity within Footnote 1.

     Other:

     The Company's finished goods are manufactured for the Company by certain third-party suppliers located in China, Japan and Austria. Although the Company considers its present relationships with these suppliers to be good, any adverse change in the relationships with these suppliers, the financial condition of such suppliers, the Company's ability to import outsourced products or the suppliers' ability to manufacture and deliver outsourced products on a timely basis would have a material adverse effect on the Company.

                       Remington Products Company, L.L.C.

14.  Related Party Transactions

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

  RPC utilized various consultants (principally in its computer and service store operations) from an entity controlled by one of RPC's partners. RPC was billed based upon a prearranged hourly amount and was charged $37 thousand for related services during the twenty-one weeks ended May 23, 1996.

   RPC acquired certain products for resale in its service stores from companies owned by each of RPC's partners. Such purchases aggregated approximately $80 thousand during the twenty-one weeks ended May 23, 1996.


15.  Business Segment and Geographical Information

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", during the fourth quarter of 1998. The Statement established standards for reporting information about operating segments in annual financial statements and in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the Company's chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

    The Company's three operating segments, all of which distribute men's and women's personal care appliances, are comprised of 1) the United States segment, which sells product through mass-merchant retailers, department stores and drug store chains, 2) the U.S. Service Store segment, comprised of more than 100 Company-owned and operated service stores and 3) the International segment which sells product through an international network of subsidiaries and distributors. The segment's performance is evaluated based on segment operating profit, which is defined as income before interest, taxes, depreciation and amortization and any unusual charges. All corporate related costs and assets, such as intangible and deferred financing fees, are included in the United States segment and are not allocated to the other segments' operating profit or assets, respectively. Segment net sales are evaluated excluding intersegment sales which are not material.

                       Remington Products Company, L.L.C.

Information by segment and geographical location is as follows (in thousands):



                                                                                               Year Ended December 31, 1996
                                                                                           ----------------------------------
                                                    Year                  Year                For The             For The
                                                   Ended                 Ended                31 Weeks            21 Weeks
                                                  December 31,          December 31,          Ending               Ending
                                                    1998                   1997            December 31. 1996       May 23,1996
                                                  ------------         --------------      -----------------     ------------
Net Sales:
    United States                                 $ 122,469            $   99,612          $    87,641           $    25,513
    U.S. Service Stores                              42,430                38,590               24,512                 9,234
    International                                   103,458               103,370               73,133                21,966
                                                  ---------            ----------          -----------           -----------
Total                                             $ 268,357            $  241,572          $   185,286           $    56,713
                                                  =========            ==========          ===========           ===========

Operating Profit:
    United States                                 $  10,200            $    6,269          $       732           $  (13,340)
    U.S. Service Stores                               3,613                 3,441                2,611                 (203)
    International                                     6,938                 9,203               11,544               (1,403)
    Depreciation and amortization                    (5,169)               (4,767)              (2,379)             ( 2,005)
    Restructuring and reorganization charge          (6,806)                  -                     -                    -
    Inventory write-down                             (2,760)                  -                     -                    -
                                                  ---------            ----------          -----------           ----------
Total                                             $   6,016            $   14,146          $    12,508           $  (16,951)
                                                  =========            ==========          ============          ===========



Segment Assets:
    United States                                 $ 116,985            $  118,164          $   133,008
    U.S. Service Stores                              11,390                11,165                9,787
    International                                    67,352                75,916               72,028
                                                 ----------            -----------         -----------

Total                                             $ 195,727            $  205,245          $   214,823
                                                  =========            ===========         ===========

Capital Expenditures:
    United States                                 $   1,734            $    2,856          $     1,170            $    1,070
    U.S. Service Stores                               1,167                 1,251                  867                    85
    International                                       978                   971                  362                   155
                                               ------------          -------------         -------------          ----------
Total                                            $    3,879            $    5,078         $      2,399            $    1,310
                                                 ==========            ===========         =============          ==========



         Net sales in the United Kingdom represented approximately 19%, 20% and 17% of the Company's consolidated net sales during the years ended December 31, 1998, 1997 and 1996, respectively. No other country contributed more than 10% of consolidated net sales.

         The Company's largest customer, Wal-Mart, accounted for approximately 19%, 15% and 16% of the Company's consolidated net sales during the years ended December 31, 1998, 1997 and 1996 and is serviced by both the United States and International segments. No other customer accounted for more than 10% of the Company's net sales during the years ended December 31, 1998, 1997 and 1996.

                           REMINGTON PRODUCTS COMPANY


                  Schedule II--Valuation & Qualifying Accounts
                                 (in thousands)


                                                                           Additions
                                                            Balance of     Charged to                         Balance at
                                                            Beginning      Costs and                             End
                                                            of Period      Expenses        Deductions          of Period
                                                            ----------     ----------      ----------         ----------
Successor

Year Ended December 31, 1998

Allowance for doubtful accounts                             $    734       $    2,242       $     227         $  2,749
Allowance for cash discounts and returns                       8,925           15,299          16,569            7,655

Year Ended December 31, 1997

Allowance for doubtful accounts                                1,340              188             794              734
Allowance for cash discounts and returns                       9,419           16,007          16,501            8,925
31 Weeks Ended December 31, 1996
Allowance for doubtful accounts                                2,487              341           1,488            1,340
Allowance for cash discounts and returns                       3,937           14,123           8,641            9,419
Predecessor
21 Weeks Ended May 23, 1996
Allowance for doubtful accounts                                1,366            1,441             320            2,487
Allowance for cash discounts and returns                       7,852            4,331           8,246            3,937