Form 10-Q
period 1999-03-31
REMINGTON PRODUCTS CO LLC
filed 1999-05-17
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 1999.

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
             (Exact name of registrant as specified in its charter)

        Delaware                                       06-1451076
------------------------------                        ---------------------
(State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                       Identification No.)

60 Main Street, Bridgeport, Connecticut                     06604
---------------------------------------                -----------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:(203)  367-4400
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class                Name of each exchange on which registered
-------------------                ------------------------------------------
     None                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                 11% Series B Senior Subordinated Notes due 2006
                 -----------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No _____

                                        REMINGTON PRODUCTS COMPANY, L.L.C.
                                           QUARTERLY REPORT ON FORM 10-Q
                                       FOR THE QUARTER ENDED MARCH 31, 1999

                                                       INDEX



                                                                                                               PAGE
PART I.                       FINANCIAL INFORMATION
Item 1.                       Financial Statements (unaudited):
                              Consolidated Balance Sheets -
                                March 31, 1999 and December 31, 1998                                            3
                              Consolidated Statements of Operations -
                                For the three months ended March 31, 1999 and 1998                              4
                              Consolidated Statements of Cash Flows -
                                For the three months ended March 31, 1999 and 1998                              5
                              Notes to Unaudited Consolidated Financial Statements                              6

Item 2.                       Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                             8
Item 3.                       Quantitative and Qualitative Disclosures about Market Risk                        11

PART II.                      OTHER INFORMATION
Item 6.                       Exhibits and Reports on Form 8-K                                                  12
                              Signature                                                                         13



                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited in thousands)




                                                                            March 31,            December 31,
                                                                             1999                  1998
                                                                           -------------        ------------

ASSETS
Current assets:
    Cash and cash equivalents                                              $   3,552            $    4,249
    Accounts receivable, less allowance for doubtful accounts of
      $2,502 in 1999 and $2,749 in 1998                                       32,563                59,998
    Inventories                                                               56,480                50,163
    Prepaid and other current assets                                           3,339                 1,879
                                                                           ---------            ----------
            Total current assets                                              95,934               116,289
Property, plant and equipment, net                                            13,144                13,135
Intangibles, net                                                              58,094                58,573
Other assets                                                                   6,832                 7,730
                                                                           ---------            ----------
            Total assets                                                   $ 174,004            $  195,727
                                                                           =========            ==========
LIABILITIES AND MEMBERS' DEFICIT Current Liabilities:
    Accounts payable                                                       $  11,327            $   15,981
    Short-term borrowings                                                      3,368                 5,192
    Current portion of long-term debt                                          1,680                 1,842
    Accrued liabilities                                                       17,350                24,980
                                                                           ---------            ----------
            Total current liabilities                                         33,725                47,995
Long-term debt                                                               177,652               180,634
Other liabilities                                                              1,197                 1,839
Members' deficit:
     Members' deficit                                                       (35,604)              (31,473)
     Accumulated other comprehensive income                                  (2,966)               (3,268)
                                                                           ---------            ----------
            Total members' deficit                                          (38,570)             (34,741)
                                                                           ---------            ---------
            Total liabilities and members' deficit                         $ 174,004            $  195,727
                                                                           =========            ==========




            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited in thousands)



                                                                                      Three Months Ended March 31,
                                                                                        1999                1998
                                                                                     ---------             --------
Net sales                                                                            $ 43,586              $ 38,904
Cost of sales                                                                          24,533                21,926
                                                                                     --------              --------
          Gross profit                                                                 19,053                16,978
Selling, general and administrative                                                    18,298                17,160
Amortization of intangibles                                                               485                   484
                                                                                     --------              --------
         Operating income (loss)                                                          270                 (666)
Interest expense                                                                        4,897                 4,882
Other expense (income)                                                                  (170)                   235
                                                                                     --------              --------
         Income (loss) before income taxes                                            (4,457)               (5,783)
Provision (benefit) for income taxes                                                    (326)                 (443)
                                                                                     --------              --------
         Net income (loss)                                                           $(4,131)              $(5,340)
                                                                                     ========              ========

Net loss applicable to common units                                                  $(6,661)              $(7,588)
                                                                                     ========              ========









            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited in thousands)




                                                                                       Three Months Ended March 31,
                                                                                         1999                1998
                                                                                     ----------           ----------

Cash flows from operating activities:
   Net loss                                                                          $ (4,131)            $  (5,340)
   Adjustment to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                        814                   794
       Amortization of intangibles                                                         485                   484
       Amortization of deferred financing fees                                             282                   268
       Deferred income taxes                                                              (70)                   145
       Foreign currency forward (gain) loss                                                (6)                   358
                                                                                     ---------            ----------
                                                                                       (2,626)               (3,291)
       Changes in assets and liabilities:
          Accounts receivable                                                           27,435                28,093
          Inventories                                                                  (6,317)                   531
          Accounts payable                                                             (4,654)               (6,643)
          Accrued liabilities                                                          (7,992)               (8,446)
          Other, net                                                                   (1,054)                 (154)
                                                                                     ---------            ----------
              Cash provided by operating activities                                      4,792                10,090
                                                                                     ---------            ----------
Cash flows used in investing activities:
   Capital expenditures                                                                  (777)                 (609)
                                                                                     ---------            ----------
Cash flows from financing activities:
    Net repayments under term loan facilities                                            (390)                 (318)
    Net repayments  under credit facilities                                            (4,264)              (11,274)
    Other, net                                                                          -                         16
                                                                                     ---------            ----------
              Cash used in financing activities                                        (4,654)              (11,576)
              Effect of exchange rate changes on cash                                     (58)                  (49)
                                                                                     ---------            ----------
Decrease in cash and cash equivalents                                                    (697)               (2,144)
Cash and cash equivalents, beginning of period                                           4,249                 5,408
                                                                                     ---------            ----------
            Cash and cash equivalents, end of period                                 $  3,552             $    3,264
                                                                                     =========            ==========
Supplemental cash flow information:
       Interest paid                                                                 $   1,252            $    1,058
       Income taxes paid                                                             $      97            $      249




            See notes to unaudited consolidated financial statements.

                                        Remington Products Company, L.L.C.

              Notes to Unaudited Consolidated Financial Statements




1.    Basis of Presentation

       The statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles, and reflect all adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended December 31, 1998.


2.    Inventories

       Inventories were comprised of the following (in thousands):

                                                                          March 31,                  December 31,
                                                                           1999                       1998
                                                                          ------------               ----------
                     Finished goods                                       $ 52,243                   $ 46,454
                     Work in process and raw materials                       4,237                      3,709
                                                                          --------                   --------
                                                                          $ 56,480                   $ 50,163
                                                                          ========                   ========


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

5.   Restructure and Reorganization

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

    In the fourth quarter of 1998, the Company substantially completed the relocation of the Connecticut shaver assembly to Asia, and the relocation of the Connecticut warehousing facility to a third party in California. In December 1998, the Company terminated substantially all of the affected employees, and the remaining severance and other benefit costs will be paid out by the end of the second quarter of 1999. As of December 31, 1998, the company terminated its lease obligations with respect to certain equipment and machinery utilized in the factory and warehouse, however, the Company must continue to pay non-cancelable lease obligations for its Connecticut warehouse facility through the end of 1999. Cash outlays in the first quarter of 1999 totalled approximately $1.0 million and relate to severance and benefit costs and lease obligations.

    The following table summarizes the major components and activity related to the restructuring and reorganization through March 31, 1999 (in thousands):


                                                                                     Activity Through
                                                                                       March 31, 1999                 Balance
                                                                   1998          ----------------------------         March 31,
                                                                 Provision        Cash              Non Cash           1999
                                                                 ---------       --------         -----------        --------------

     Severance and Benefit Costs                                 $  1,997        $(1,288)                 -          $   709
     Lease Obligations                                                871           (347)                 -              524
     Equipment and Tooling Write-Down                               3,534               -           (3,534)                -
     Other Related Costs                                              404           (404)            -                     -
                                                                 --------        --------         ---------          -------
            Total Restructuring and Reorganization Charge           6,806         (2,039)           (3,534)            1,233
     Inventory Write-Downs                                          2,760           -               (2,760)                -
                                                                 --------        ---------        ---------          -------
            Total                                                $  9,566        $(2,039)         $ (6,294)          $ 1,233
                                                                 ========        ========         =========          =======


6.     Comprehensive Income

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

    Comprehensive income consists of the following (in thousands):


                                                                                Three Months Ended March 31,
                                                                                 1999                 1998
                                                                              --------               --------

Net income (loss) per consolidated financial statements                       $(4,131)               $(5,340)
Other comprehensive income:
   Foreign currency translation adjustments                                         28                   467
   Net unrealized hedging gain                                                     274                     -
                                                                              --------               --------
         Comprehensive income (loss)                                          $(3,829)               $(4,873)
                                                                              ========               ========

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations


General

    The Company is a leading developer and marketer of men's and women's electrical personal care appliances, including men's and women's electric shavers and accessories, women's personal care appliances including hairsetters, hair dryers and curling irons, men's electric grooming products, and other small electric consumer appliances. The Company distributes its men's and women's electrical personal care appliances through its three operating segments which are comprised of 1) the United States segment, which sells product through mass-merchant retailers, department stores and drug chains, 2) the International segment, which sells product through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment comprised of more than 100 Company-owned and operated service stores.

    Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives more than 40% of its annual net sales in the fourth quarter of each year while the first quarter of each year is generally the Company's weakest quarter. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year.


Results of Operations

    The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income by its U.S., International and U.S. Service Stores operating segments, as well as the Company's consolidated results of operations as a percentage of net sales for the three months ended March 31, 1999 and 1998.


                                                                               Three Months Ended March 31,
                                                                      1999                                 1998
                                                             --------------------------         ---------------------------
                                                                 $                 %                $                  %
                                                              -------           ------           -------           -------

     Net Sales:
        United States                                         $  17.6             40.4           $  16.7              42.9
        International                                            18.1             41.5              15.0              38.6
        U.S. Service Stores                                       7.9             18.1               7.2              18.5
                                                              -------           ------           -------           -------
                                                                 43.6            100.0              38.9             100.0
     Cost of sales                                               24.5             56.2              21.9              56.3
                                                              -------           ------           -------           -------
     Gross profit                                                19.1             43.8              17.0              43.7
     Selling, general and administrative                         18.3             42.0              17.2              44.2
     Amortization of  intangibles                                 0.5              1.1               0.5               1.3
                                                              -------           ------           -------           -------
     Operating income (loss):
        United States                                             1.4              3.2               0.9               2.3
        International                                             0.4              0.9             (0.2)             (0.5)
        U.S. Service Stores                                     (0.2)            (0.4)             (0.1)             (0.2)
        Depreciation and amortization                           (1.3)            (3.0)             (1.3)             (3.4)
                                                              -------           ------           -------           -------
     Total operating income (loss)                                0.3              0.7             (0.7)             (1.8)

     Interest expense                                             4.9             11.2               4.9              12.6
     Other expense (income)                                     (0.2)            (0.4)               0.2               0.5
                                                              -------           ------           -------           -------

     Income (loss) before income taxes                          (4.4)           (10.1)             (5.8)            (14.9)
     Provision (benefit) for income taxes                       (0.3)            (0.7)             (0.5)             (1.3)
                                                              -------           ------           -------           -------

     Net income (loss)                                        $ (4.1)            (9.4)           $ (5.3)            (13.6)
                                                              =======           ======           =======           =======



First Quarter Ended March 1999 Versus March 1998

    Net Sales. Net sales for the quarter ended March 31, 1999 were $43.6 million, an increase of 12.1% compared to $38.9 million for the quarter ended March 31, 1998. Strong personal care and grooming sales, which benefited from new product introductions in the second half of 1998, were the primary reasons for the sales increase in the quarter. Worldwide shaver sales were essentially in line with the prior year quarter.

    Net sales in the United States were $17.6 million in the first quarter of 1999, an increase of 5.4% compared to $16.7 million in the first quarter of 1998. Sales of personal care products and grooming products were the primary reasons for the U.S. sales increase in the quarter.

    International net sales were $18.1 million in the first quarter of 1999, an increase of 20.7% compared to $15.0 million in the first quarter of 1998, despite slightly negative currency impacts. The sales increase reflects good growth from all of the Company's major international operations, particularly in the U.K. These increases were slightly offset by the continued weakness in the Asian export markets.

    Net sales through the Company's U.S. service stores increased 9.7% to $7.9 million in the first quarter of 1998 from $7.2 million in the first quarter of 1998. The increase is due to incremental sales from the net addition of 10 stores since the first quarter 1998, as well as same store sales increases of approximately 3%.

    Gross Profit. Gross profit was $19.1 million, or 43.8% of net sales in the first quarter of 1999, compared to $17.0 million, or 43.7% of net sales in the first quarter of 1998 as a result of the increased sales.

    Selling, General and Administrative. Selling, general and administrative expenses were $18.3 million, or 42.0% of net sales in the first quarter of 1999, as compared to $17.2 million or 44.2% of net sales in 1998, as lower expenses in the U.S. as a percentage of sales were somewhat offset by slightly higher expenses in the U.S. Service Store and international businesses.

    Operating Income. The operating income in the first quarter of 1999 was $0.3 million compared to an operating loss of $0.7 million in the first quarter of 1998, as the result of the increase in sales and lower costs as a percentage of sales.

    Interest Expense. Interest expense of $4.9 million for the first quarter of 1999 was consistent with the first quarter of 1998 as higher average outstanding borrowings were offset by lower foreign interest rates.

     Income Tax (Benefit) Expense. The benefit for income taxes was $0.3 million for the first quarter of 1999 compared to $0.5 million for the first quarter of 1998, due to the smaller pretax loss generated primarily by the Company's U.K. operations.


Liquidity and Capital Resources

    Net cash provided by operating activities for the first quarter of 1999 was $4.8 million versus $10.1 million during the first quarter of 1998. The decrease was primarily attributable to the impact in 1998's first quarter of reducing excess inventory levels.

    The Company's operations are not capital intensive. During the first quarter of 1999 and 1998, the Company's capital expenditures totaled $0.8 million and $0.6 million, respectively. Capital expenditures for 1999 are anticipated to be approximately $4.3 million.

    The Company repaid approximately $4.3 million on various revolving credit agreements and repaid $0.4 million under term loans during the first quarter of 1999.

    The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement provides for $70 million in Revolving Credit Facilities and $10 million in Term Loans that expire on June 30, 2002. The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory. The Revolving Credit Facilities' borrowing base can be increased as needed by $10 million over the applicable percentage of eligible receivables and inventories (still limited to the $70 million total facilities). As of March 31, 1999, the Company was in compliance with all covenants under the Senior Credit Agreement and availability under the Revolving Credit Facilities was approximately $5.7 million. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

Year 2000 Compliance

    The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company's key financial and operational systems have been reviewed, and the majority of the systems did not require modifications. All required modifications have been completed, with the exception of one minor communication program, which will be completed by the end of the second quarter of 1999. Costs incurred to date are not material and Management does not expect that any remaining costs to be incurred will have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the Company could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully. The Company has a formalized comprehensive supplier compliance program in place, and responses from suppliers are currently being reviewed. To date the Company has contacted its major customers and financial institutions and has received assurances of Year 2000 compliance from a number of those contacted. Management continues to assess these risks in order to reduce the impact on the Company.

EURO Conversion

    On January 1, 1999, eleven of fifteen member countries of the European Union entered a three-year transition phase during which one common legal currency (the "euro") was introduced. Beginning in January 2002, new euro-denominated bills and coins will be issued, and local currencies will be removed from circulation. Although the Company's international businesses affected by the euro-conversion comprise less than 5% of the Company's annual net sales, the Company has established various plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems and business processes to accommodate euro-denominated transactions and the impact of one common currency on pricing. Based on its evaluation to date, Management believes that the introduction of the euro, including total costs for the conversion, will not have a material adverse impact on the Company's financial position, results of operations or cash flows. The Company will continue to evaluate the impact of the euro introduction.

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


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

      There are no material changes to the disclosure on this matter made in the Company's report on Form 10- K for the year ended December 31, 1998.

                            PART II OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule.

(b)  Reports on Form 8-K

       During the quarter ended March 31, 1999, the Registrant did not file any reports on Form 8-K.








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

Date:  May 17,1999