Form 10-Q
period 1999-06-30
REMINGTON PRODUCTS CO LLC
filed 1999-08-16
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                          06-1451076
--------------------------------              ------------------
(State or other jurisdiction of                 (IRS Employer
  incorporation or organization)              Identification No.)

60 Main Street, Bridgeport, Connecticut             06604
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(203)  367-4400
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each class        Name of each exchange on which registered
    -------------------        -----------------------------------------
             None                            None

Securities  registered  pursuant to Section 12(g) of the Act:

                 11% Series B Senior Subordinated Notes due 2006
                  ----------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No _____

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX



                                                                                                              PAGE
PART I.                       FINANCIAL INFORMATION
Item 1.                       Financial Statements (unaudited):
                              Consolidated Balance Sheets -
                                June 30, 1999 and December 31, 1998                                            3
                              Consolidated Statements of Operations -
                                For the three and six months ended June 30, 1999 and 1998                      4
                              Consolidated Statements of Cash Flows -
                                For the six months ended June 30, 1999 and 1998                                5
                              Notes to Unaudited Consolidated Financial Statements                             6

Item 2.                       Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                            8
Item 3.                       Quantitative and Qualitative Disclosures about Market Risk                       12

PART II.                      OTHER INFORMATION
Item 6.                       Exhibits and Reports on Form 8-K                                                 12
                              Signature                                                                        13



                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited in thousands)




                                                                           June 30,             December 31,
                                                                             1999                  1998
                                                                           -----------          -------------

ASSETS
Current assets:
    Cash and cash equivalents                                              $   2,436            $    4,249
    Accounts receivable, less allowance for doubtful accounts
        of $2,336 in 1999 and $2,749 in 1998                                  40,420                59,998
    Inventories                                                               63,844                50,163
    Prepaid and other current assets                                           3,782                 1,879
                                                                           ---------            ----------
            Total current assets                                             110,482               116,289

Property, plant and equipment, net                                            12,916                13,135
Intangibles, net                                                              57,471                58,573
Other assets                                                                   7,399                 7,730
                                                                           ---------            ----------
            Total assets                                                   $ 188,268            $  195,727
                                                                           =========            ==========
LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
    Accounts payable                                                       $  10,493            $   15,981
    Short-term borrowings                                                      5,302                 5,192
    Current portion of long-term debt                                          1,744                 1,842
    Accrued liabilities                                                       16,516                24,980
                                                                           ---------            ----------
            Total current liabilities                                         34,055                47,995

Long-term debt                                                               195,613               180,634
Other liabilities                                                              1,137                 1,839
Members' deficit:
     Members' deficit                                                       (39,259)              (31,473)
     Accumulated other comprehensive income                                  (3,278)               (3,268)
                                                                          ----------            ----------
            Total members' deficit                                          (42,537)              (34,741)
                                                                          ----------            ----------
            Total liabilities and members' deficit                        $  188,268            $  195,727
                                                                          ==========            ==========





                      See notes to unaudited consolidated financial statements.

                                     Remington Products Company, L.L.C.
                                    Consolidated Statements of Operations
                                          (unaudited in thousands)





                                                       Three Months Ended June 30,                Six Months Ended June 30,
                                                       ----------------------------             ----------------------------
                                                           1999              1998                 1999                1998
                                                         --------          ---------            ---------          ---------
Net sales                                                $ 59,437          $  52,981            $ 103,023          $  91,885
Cost of sales                                              33,579             32,383               58,112             54,309
                                                         --------          ---------            ---------          ---------
          Gross profit                                     25,858             20,598               44,911             37,576
Selling, general and administrative                        23,757             20,527               42,055             37,687
Amortization of intangibles                                   505                479                  990                963
Restructure and reorganization charge                          -               6,531                  -                6,531
                                                         --------          ---------            ---------          ---------
         Operating income (loss)                            1,596            (6,939)                1,866            (7,605)
Interest expense                                            5,174              4,997               10,071              9,879
Other expense (income)                                        102              (112)                 (67)                123
                                                         --------          ---------            ---------          ---------
         Income (loss) before income                      (3,680)           (11,824)              (8,138)           (17,607)
taxes
Provision (benefit) for income taxes                         (27)              (207)                (352)              (650)
                                                         --------          ---------            ---------          ---------
         Net income (loss)                               $(3,653)          $(11,617)            $ (7,786)          $(16,957)
                                                         ========          =========            =========          =========


Net loss applicable to common units                      $(6,259)          $(13,932)            $(12,922)          $(21,520)
                                                         ========          =========            =========          =========









           See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited in thousands)



                                                                                       Six Months Ended June 30,
                                                                                     -------------------------------
                                                                                         1999                1998
                                                                                     ---------             ----------

Cash flows from operating activities:

   Net loss                                                                          $ (7,786)             $ (16,957)

   Adjustment to reconcile net loss to net cash provided by operating activities:

       Depreciation                                                                      1,669                 1,573
       Amortization of intangibles                                                         990                   963
       Amortization of deferred financing fees                                             602                   532
       Restructuring and reorganization charge                                               -                 6,531
       Inventory markdown                                                                    -                 1,456
       Deferred income taxes                                                             (326)                 (222)
       Foreign currency forward (gain) loss                                               (53)                   275
                                                                                     ---------              --------
                                                                                       (4,904)               (5,849)
       Changes in assets and liabilities:
          Accounts receivable                                                           19,578                22,224
          Inventories                                                                 (13,681)               (1,135)
          Accounts payable                                                             (5,488)               (1,526)
          Accrued liabilities                                                          (8,791)              (12,952)
          Other, net                                                                   (1,653)               (1,909)
                                                                                     ---------             ---------
              Cash used in operating activities                                       (14,939)               (1,147)
                                                                                     ---------             ---------
Cash flows used in investing activities:
   Capital expenditures                                                                (1,395)               (1,942)
                                                                                     ---------             ---------
Cash flows from financing activities:
    Net borrowings  (repayments) under term loan facilities                             14,354                 (882)
    Net borrowings  under credit facilities                                              1,006                  818
    Equity repurchases                                                                       -                 (242)
    Debt issuance costs and other, net                                                   (897)                  (43)
                                                                                     ---------             ---------
              Cash provided by(used in)financing activities                             14,463                 (349)
                                                                                     ---------             ---------
              Effect of exchange rate changes on cash                                       58                    69
Decrease in cash and cash equivalents                                                  (1,813)               (3,369)
Cash and cash equivalents, beginning of period                                           4,249                 5,408
                                                                                     ---------             ---------
            Cash and cash equivalents, end of period                                 $   2,436             $   2,039
                                                                                     =========             =========
Supplemental cash flow information:
       Interest paid                                                                 $   9,522             $   9,365
       Income taxes paid                                                             $     187             $     588



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


2.    Inventories

       Inventories were comprised of the following (in thousands):

                                                                          June 30,                   December 31,
                                                                            1999                       1998
                                                                          ----------                 --------

                     Finished goods                                       $ 60,486                   $ 46,454
                     Work in process and raw materials                       3,358                      3,709
                                                                          --------                   --------
                                                                          $ 63,844                   $ 50,163
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

5.    Debt

     In June 1999, the Company amended the Senior Credit Agreement to allow for supplemental term loan borrowings totalling $15.0 million. This additional financing was used to reduce the Company's outstanding borrowings under the Revolving Credit Facility.

6.   Restructure and Reorganization

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

     In the fourth quarter of 1998, the Company substantially completed the relocation of the Connecticut shaver assembly to Asia, and the relocation of the Connecticut warehousing facility to a third party in California. In December 1998, the Company terminated substantially all of the affected employees, and the remaining severance and other benefit costs continued to be paid out through the end of the second quarter of 1999. As of December 31, 1998, the company terminated its lease obligations with respect to certain equipment and machinery utilized in the factory and warehouse, however, the Company must continue to pay non-cancelable lease obligations for its Connecticut warehouse facility through the end of third quarter 1999. Cash outlays in the first six months of 1999 totalled approximately $1.8 million and relate to severance and benefit costs and lease obligations.There was no non cash activity in the first six months of 1999.

    The following table summarizes the major components and activity related to the restructuring and reorganization through June 30, 1999 (in thousands):


                                                                                    Activity Through
                                                                                     June 30, 1999                   Balance
                                                                    1998        ------------------------------       June 30,
                                                                  Provision       Cash           Non Cash              1999
                                                                  --------      ---------        ----------          --------

     Severance and Benefit Costs                                  $ 1,997       $ (1,932)             -              $   65
     Lease Obligations                                                871           (537)             -                 334
     Equipment and Tooling Write-Down                               3,534               -           (3,534)              -
     Other Related Costs                                              404           (404)             -                  -
                                                                  -------       ---------        ----------          -------
            Total Restructuring and Reorganization Charge           6,806         (2,873)           (3,534)             399

     Inventory Write-Downs                                          2,760           -               (2,760)              -
                                                                  -------       ---------        ----------          -------
            Total                                                 $ 9,566       $ (2,873)        $  (6,294)          $   399
                                                                  =======       =========        ==========          =======


7.     Comprehensive Income

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

      Comprehensive income consists of the following (in thousands):


                                                         Three Months Ended June 30,            Six Months ended June 30,
                                                         ----------------------------         ----------------------------
                                                            1999              1998               1999               1998
                                                         --------           ---------          --------           ---------
Net income (loss) per consolidated
    financial statements                                 $(3,653)           $(11,617)          $(7,786)           $(16,957)
Other comprehensive income:
   Foreign currency translation adjustments                 (241)               (747)             (213)               (280)
   Net unrealized hedging gain(loss)                         (71)                 -                203
                                                         --------           ---------          --------           ---------
         Comprehensive income (loss)                     $(3,965)           $(12,364)          $(7,796)           $(17,237)
                                                         ========           =========          ========           =========

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


Results of Operations

    The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income by its U.S., International and U.S. Service Stores operating segments, as well as the Company's consolidated results of operations as a percentage of net sales for the three months and six months ended June 30, 1999 and 1998.


                                         Three Months Ended June 30,                          Six Months Ended June 30,
                                  --------------------------------------------       ----------------------------------------------
                                         1999                     1998                        1999                      1998
                                  -------------------      -------------------       ---------------------      -------------------
                                    $             %          $             %              $            %           $            %

 Net Sales:
    United States                 $28.9         48.7       $ 25.2         47.5         $ 46.5        45.1       $ 41.9         45.6
    International                  20.7         34.8         19.1         36.1           38.8        37.7         34.1         37.1
    U.S. Service Stores             9.8         16.5          8.7         16.4           17.7        17.2         15.9         17.3
                                  -------     -------      -------      ------         ------       -----       -------      ------

                                   59.4        100.0         53.0        100.0          103.0       100.0         91.9        100.0
 Cost of sales                     33.5         56.4         32.4         61.1           58.1        56.4         54.3         59.1
                                  -------     -------      -------      ------         ------       -----       -------      ------
 Gross profit                      25.9         43.6         20.6         38.9           44.9        43.6         37.6         40.9
 Selling, general and
        administrative             23.8         40.1         20.5         38.7           42.1        40.9         37.7         41.0
 Amortization of  intangibles       0.5          0.8          0.5          0.9            1.0         1.0          1.0          1.1
 Restructure and Reorganization                               6.5         12.3             -           -           6.5          7.1
                                  -------     -------      -------      -------        ------       -----       -------      ------
 Operating income (loss):
    United States                   1.3          2.2         (6.2)       (11.7)           2.7         2.6        (5.3)        (5.8)
    International                   1.5          2.5          0.2          0.4            1.7         1.6        (0.1)        (0.1)
    U.S. Service Stores             0.2          0.4          0.4          0.8            0.1         0.1         0.3          0.3
    Depreciation and Amortization  (1.4)        (2.4)        (1.3)        (2.5)          (2.7)       (2.6)       (2.5)        (2.7)
                                  -------     --------     -------      -------        -------      ------      -------      ------
 Total operating income (loss)      1.6          2.7         (6.9)       (13.0)           1.8         1.7        (7.6)        (8.3)
 Interest expense                   5.2          8.7          5.0          9.4           10.1         9.8         9.9         10.8
 Other expense (income)             0.1          0.2         (0.1)       ( 0.2)          (0.2)       (0.2)        0.1          0.1
                                  -------     --------     -------      -------        -------      ------      -------      ------

 Income (loss) before income
       taxes                       (3.7)        (6.2)       (11.8)       (22.2)          (8.1)       (7.9)       (17.6)      (19.2)
 Provision (benefit) for income
       taxes                         -            -          (0.2)        (0.4)          (0.3)       (0.3)        (0.7)       (0.8)
                                  -------     --------     --------     -------        -------       -----      -------      ------
 Net income (loss)                $(3.7)        (6.2)      $(11.6)       (21.8)        $ (7.8)       (7.6)      $(16.9)      (18.4)
                                  =======     ========     ========     =======        =======       =====      =======      ======




Second Quarter Ended June 1999 Versus June 1998

    Net Sales. Net sales for the quarter ended June 30, 1999 were $59.4 million, an increase of 12.1% compared to $53.0 million for the quarter ended June 30, 1998. Strong personal care and grooming sales, which benefited from new product introductions, were the primary reasons for the sales increase in the quarter. Worldwide shaver sales were also up over the prior year quarter.

    Net sales in the United States were $28.9 million in the second quarter of 1999, an increase of 14.7% compared to $25.2 million in the second quarter of 1998. Sales of personal care products, particularly hair dryers and grooming products, were the primary reasons for the U.S. sales increase in the quarter.

    International net sales were $20.7 million in the second quarter of 1999, an increase of 8.4% compared to $19.1 million in the second quarter of 1998. The sales increase reflects good growth from all of the Company's major international operations, particularly in the U.K. and Australia. These increases were slightly offset by the continued weakness in the Asian export markets.

    Net sales through the Company's U.S. service stores increased 12.6% to $9.8 million in the second quarter of 1999 from $8.7 million in the second quarter of 1998. The increase is due to incremental sales from additional stores, as well as same store sales increases of approximately 3.5%.

      Gross Profit. Gross profit was $25.9 million, or 43.6% of net sales in the second quarter of 1999, compared to $20.6 million, or 38.9% of net sales in the second quarter of 1998. Included in cost of sales in 1998 is $1.5 million charge for inventory markdowns in connection with the restructuring and reorganization. Excluding this charge, the gross profit percentage in second quarter 1998 would have been 41.5%. The increase in the percentage in 1999 is due to higher margins on the newer products and cost savings from the restructuring and reorganization.

    Selling, General and Administrative. Selling, general and administrative expenses increased to $23.8 million, or 40.1% of net sales in the second quarter of 1999, as compared to $20.5 million or 38.7% of net sales in 1998, as a result of higher distribution, selling and marketing expenses in 1999.

     Operating Income. The operating income in the second quarter of 1999 was $1.6 million compared to operating income of $1.1 million in the second quarter of 1998, before non-recurring charges of $8.0 million associated with the restructure and reorganization. The increase in 1999 is a result of higher sales in the second quarter 1999 offset by increased investments in operating expenses.

    Interest Expense. Interest expense of $5.2 million for the second quarter of 1999 was higher than second quarter of 1998 due to higher average outstanding borrowings.

     Income Tax (Benefit) Expense. The net benefit for income taxes for the second quarter of 1999 was minimal compared to a net benefit of $0.2 million in the second quarter of 1998, due to the increased profitability of the Company's international business in 1999.


Six Months Ended June 1999 Versus June 1998

      Net Sales. Net sales for the six months ended June 30, 1999 were $103.0 million, an increase of 12.1% compared to $91.9 million for the six months ended June 30, 1998. Sales increased in all major business segments.

      Net sales in the United States increased 11% to $46.5 million for the first six months of 1999 compared to $41.9 million in the first six months of 1998. New product introductions in the second half of 1998 resulted in increased demand primarily in personal care and grooming.

      Net sales in the international business were $38.8 million in 1999, an increase of 8% compared to $34.1 million in 1998. Strong personal care and shaver sales were prevalent in the major international markets, offset somewhat by declines in the Asian export markets.

     Net sales through the Company's U.S. Service Stores increased 11% to $17.7 million in 1999. The increase is largely due to new store growth, while same store sales increased 3.5% over 1998.

      Gross Profit. Gross profit was $44.9 million, or 43.6% of sales for the first six months of 1999 compared to $37.6 million or 40.9% of net sales in the first six months of 1998. Included in 1998 cost of sales is $1.5 million non-recurring charge for inventory markdowns in connection with the restructure and reorganization of the Connecticut operations. Excluding this charge, the gross profit percentage for the first six months of 1998 would have been 42.5%. Higher margins on new product introductions and cost savings from the restructuring and reorganiztion were the main reasons for the increased margin percentage in 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $42.1 million or 40.9% of net sales in 1999 compared to $37.7 million, or 41.0% of net sales in 1998. Although investments in distribution as well as selling and marketing expenses were higher in 1999, the total as a percentage of sales was slightly lower in 1999 due to the incremental sales volume.

      Operating Income (Loss). For the six months ended June 1999 operating income was $1.8 million compared to $0.4 million before restructuring charges of $8.0 million in the first six months of 1998. The increased operating income is attributable to the increased sales, increased gross margin percentages, as well as lower operating expenses as a percentage of sales in 1999.

      Restructure and Reorganization Charge. In the second quarter of 1998, the Company recorded an $8.0 million charge in connection with restructuring its Connecticut operations, of which $1.5 million was charged to cost of sales and $6.5 million was charged to restructure and reorganization. These restructurings resulted in the shutdown of the assembly operations at its Bridgeport, Connecticut facility. Additionally, the Company closed its Milford, Connecticut warehouse and relocated this function to Southern California.

      Interest Expense. Interest expense for the first six months of 1999 was $10.1 million compared to $9.9 million in the first six months of 1998 due to increased average outstanding borrowings in 1999.

      Income Tax Benefit. The benefit for income taxes in 1999 was reduced to $0.3 million from $0.7 million in 1998 as a result of lower pre-tax losses in the U.K.


Liquidity and Capital Resources

    Net cash used in operating activities for the first six months of 1999 was $15.1 million versus $1.1 million during the six months of 1998. The increase is attributable to increased investments in inventories and somewhat slower receivable collections.

    The Company's operations are not capital intensive. During the first six months of 1999 and 1998, the Company's capital expenditures totaled $1.4 million and $1.9 million, respectively. Capital expenditures for 1999 are anticipated to be approximately $4 million.

    The Company borrowed approximately $1.0 million on various revolving credit agreements and borrowed an additional $15.0 million under supplemental term loans, net of repayment of $0.6 million during the second quarter of 1999.

     The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement provides for $70 million in Revolving Credit Facilities and $10 million in Term Loans that expire on June 30, 2002. The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory. The Revolving Credit Facilities' borrowing base can be increased as needed up to $10 million over the applicable percentage of eligible receivables and inventories (still limited to the $70 million total facilities). In June 1999, the Company amended the Senior Credit Agreement to allow for supplemental term loan borrowings totalling $15.0 million, which were used to reduce outstanding revolver borrowings. As of June 30, 1999, the Company was in compliance with all covenants under the Senior Credit Agreement and availability under the Revolving Credit Facilities was approximately $12.8 million. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

Restructure and Reorganization Charge


Year 2000 Compliance

     The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company's key financial and operational systems have been reviewed and the majority of the systems did not require modifications. All required modifications have been completed as of the end of the second quarter of 1999. Costs incurred to date are not material and Management does not expect that any potential future costs will have a material adverse impact on the Company's financial position, results of operations or cash flows.

     The Company could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully. The Company has a formalized comprehensive supplier compliance program in place and responses from suppliers have been compiled and reviewed. Based upon this analysis, Management does not believe that the Year 2000 date issue will cause the Company to experience any significant difficulty in obtaining products. The Company has also contacted its major customers and financial institutions and has received assurances of Year 2000 date compliance from a number of those contacted. Based upon these responses and other inquiries, Management believes that its major customers will be Year 2000 date compliant. Management continues to assess these risks in order to reduce the impact on the Company.

     There can be no guarantee that the Company, its suppliers and customers will not experience Year 2000 difficulties. Management believes that the most likely negative effects, should any occur, could include disruptions in receipts of products, shipments to customers, and delays in the Company's receipt of payments from customers and delays in the ability to pay certain suppliers.

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


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

      There are no material changes to the disclosure on this matter made in the Company's report on Form 10-K for the year ended December 31, 1998.

                            PART II OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule.

 (b)  Reports on Form 8-K

     (i) On June 11, 1999, the Company filed a Current Report on Form 8-K, reporting under Item 2 the Sixth Amendment dated as of June 9, 1999, to the Credit and Guarantee Agreement, dated as of May 23, 1998, among Remington Products Company, L.L.C., certain of its subsidiaries and various lending institutions.

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

Date:  August 16, 1999