Form 10-Q
period 1999-09-30
REMINGTON PRODUCTS CO LLC
filed 1999-11-08
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 - For the quarter ended September 30, 1999.

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                   06-1451076
-------------------------                    ---------------------
(State or other jurisdiction of                 (IRS Employer
  incorporation or organization)             Identification No.)

60 Main Street, Bridgeport, Connecticut                06604
---------------------------------------           ---------------
(Address of principal executive offices             (Zip Code)

Registrant's telephone number, including area code: (203)  367-4400
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each class             Name of each exchange on which registered
    -------------------             -----------------------------------------
           None                                      None

Securities registered  pursuant to Section 12(g) of the Act:

               11% Series B Senior Subordinated Notes due 2006
               -----------------------------------------------
                           (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No _____

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX



                                                                                                               PAGE
PART I.                       FINANCIAL INFORMATION
Item I.                       Financial Statements (unaudited):
                              Consolidated Balance Sheets -
                                September 30, 1999 and December 31, 1998                                        3
                              Consolidated Statements of Operations -
                                For the three and nine months ended September 30, 1999 and 1998                 4
                              Consolidated Statements of Cash Flows -
                                For the nine months ended September 30, 1999 and 1998                           5
                              Notes to Unaudited Consolidated Financial Statements                              6

Item 2.                       Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                             8
Item 3.                       Quantitative and Qualitative Disclosures about Market Risk                        13

PART II.                      OTHER INFORMATION
Item 6.                       Exhibits and Reports on Form 8-K                                                  14
                              Signature                                                                         14


                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited in thousands)




                                                                          September 30,         December 31,
                                                                              1999                  1998
                                                                         --------------         ------------

ASSETS
Current assets:
    Cash and cash equivalents                                            $     4,268            $    4,249
    Accounts receivable, less allowance for doubtful accounts
          of $2,294 in 1999 and $2,749 in 1998                                57,965                59,998
    Inventories                                                               82,071                50,163
    Prepaid and other current assets                                           4,311                 1,879
                                                                         -----------            ----------
            Total current assets                                             148,615               116,289

Property, plant and equipment, net                                            12,849                13,135
Intangibles, net                                                              57,093                58,573
Other assets                                                                   7,036                 7,730
                                                                         -----------            ----------
            Total assets                                                 $   225,593            $  195,727
                                                                         ===========            ==========
LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
    Accounts payable                                                     $    22,428            $   15,981
    Short-term borrowings                                                      5,689                 5,192
    Current portion of long-term debt                                          1,558                 1,842
    Accrued liabilities                                                       21,921                24,980
                                                                         -----------            ----------
            Total current liabilities                                         51,596                47,995

Long-term debt                                                               213,058               180,634
Other liabilities                                                              1,311                 1,839
Members' deficit:
     Members' deficit                                                       (36,406)              (31,473)
     Accumulated other comprehensive income                                  (3,966)               (3,268)
                                                                         -----------            ----------
            Total members' deficit                                          (40,372)              (34,741)
                                                                         -----------            ----------
            Total liabilities and members' deficit                       $   225,593            $  195,727
                                                                         ===========            ==========



            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited in thousands)




                                                     Three Months Ended September 30,       Nine Months Ended September 30,
                                                        1999                1998                  1999             1998
                                                      --------            --------             ---------        ----------

Net sales                                             $ 73,050            $ 60,614              $176,073          $152,499
Cost of sales                                           40,993              35,948                99,105            90,257
                                                      --------            --------             ---------        ----------
          Gross profit                                  32,057              24,666                76,968            62,242
Selling, general and administrative                     23,017              19,300                65,072            56,987
Amortization of intangibles                                504                 496                 1,494             1,459
Restructure and reorganization charge                    -                  -                      -                 6,531
                                                      --------            --------             ---------       ----------
         Operating income (loss)                         8,536               4,870                10,402           (2,735)
Interest expense                                         5,460               5,198                15,531            15,077
Other expense (income)                                     193                 474                   126               597
                                                      --------            --------             ---------        ----------
         Income (loss) before income taxes               2,883               (802)               (5,255)          (18,409)
Provision (benefit) for income taxes                        30               (139)                 (322)             (789)
                                                      --------            --------             ---------      ------------
         Net income (loss)                            $  2,853            $  (663)             $ (4,933)         $(17,620)
                                                      ========            ========             =========         =========


         Net income (loss) applicable to
           common units                               $    169            $(3,048)             $(12,753)         $(24,568)
                                                      ========            ========             =========         =========









        See  notes  to   unaudited   consolidated   financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited in thousands)




                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                        1999                   1998
                                                                                      --------              --------

Cash flows from operating activities:

   Net loss                                                                           $(4,933)              $(17,620)

   Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                      2,536                  2,348
       Amortization of intangibles                                                       1,494                  1,459
       Amortization of deferred financing fees                                             995                    829
       Restructuring and reorganization charge                                               -                  6,531
       Inventory markdown                                                                    -                  1,456
       Deferred income taxes                                                              (32)                  (669)
       Foreign currency forward (gain) loss                                                105                   (59)
                                                                                     ---------              ---------
                                                                                           165                (5,725)
       Changes in assets and liabilities:
          Accounts receivable                                                            2,033                 12,017
          Inventories                                                                 (31,908)               (10,087)
          Accounts payable                                                               6,447                    753
          Accrued liabilities                                                          (4,276)                (8,532)
          Other, net                                                                   (1,485)                (3,005)
                                                                                     ---------              ---------
              Cash used in operating activities                                       (29,024)               (14,579)
                                                                                     ---------              ---------
Cash flows used in investing activities:
   Capital expenditures                                                                (2,312)                (2,990)
                                                                                     ---------              ---------
Cash flows from financing activities:
    Net borrowings (repayments) under term loan facilities                              13,739                (1,032)
    Net borrowings  under credit facilities                                             18,584                 16,706
    Equity repurchases                                                                       -                  (242)
    Other, net                                                                           (923)                     19
                                                                                     ---------              ---------
              Cash provided by financing activities                                     31,400                 15,451
                                                                                     ---------              ---------
              Effect of exchange rate changes on cash                                     (45)                    110
Increase (decrease) in cash and cash equivalents                                            19                (2,008)
Cash and cash equivalents, beginning of period                                           4,249                  5,408
                                                                                     ---------              ---------
              Cash and cash equivalents, end of period                               $   4,268              $   3,400
                                                                                     =========              =========
Supplemental cash flow information:
       Interest paid                                                                 $  10,632              $  10,580
       Income taxes paid, net                                                        $    (17)              $   2,028




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


2.    Inventories

       Inventories were comprised of the following (in thousands):

                                                                         September 30,              December 31,
                                                                             1999                       1998
                                                                         -------------             -------------


                     Finished goods                                      $   79,365                $  46,454
                     Work in process and raw materials                        2,706                    3,709
                                                                         ----------                ---------
                                                                         $   82,071                $  50,163
                                                                         ==========                =========


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

    In the fourth quarter of 1998, the Company substantially completed the relocation of the Connecticut shaver assembly to Asia, and the relocation of the Connecticut warehousing facility to a third party in California. In December 1998, the Company terminated substantially all of the affected employees, and the remaining severance and other benefit costs have been paid out through the third quarter of 1999. As of December 31, 1998, the Company terminated its lease obligations with respect to certain equipment and machinery utilized in the factory and warehouse, however, the Company continued to pay non-cancelable lease obligations for its Connecticut warehouse facility through the end of third quarter 1999. Cash outlays in the first nine months of 1999 totalled approximately $2.2 million, related to severance and benefit costs and lease obligations. As of September 30, 1999 the accrual for restructure and reorganization was fully utilized.


6.     Comprehensive Income

      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

      Comprehensive income consists of the following (in thousands):


                                                             Three Months Ended                          Nine Months Ended
                                                                 September 30,                             September 30,
                                                             ------------------                          -----------------
                                                               1999            1998                   1999                1998
                                                             -------         -------                -------             -------


Net income (loss) per consolidated financial
        statements                                           $2,853          $  (663)               $(4,933)            $(17,620)
Other comprehensive income:
   Foreign currency translation adjustments                      99             (810)                  (114)              (1,090)
   Cumulative effect of adoption of SFAS 133                                    (105)                                       (105)
   Net unrealized hedging loss                                (787)             (345)                  (584)                (345)
                                                             ------          --------               --------            ---------
         Comprehensive income (loss)                         $2,165          $(1,923)               $(5,631)            $(19,160)
                                                             ======          ========               ========            =========


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

    The Company is a leading developer and marketer of men's and women's electrical personal care appliances, including men's and women's electric shavers and accessories, women's personal care appliances including hairsetters, hair dryers and curling irons, men's electric grooming products, and other small electric consumer appliances. The Company distributes its men's and women's electrical personal care appliances through its three operating segments which are comprised of 1) the North America segment, which sells product through mass-merchant retailers, department stores and drug chains in the United States and Canada, 2) the International segment, which sells product through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment comprised of more than 90 Company-owned and operated service stores.

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


Results of Operations

    The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income by its North America, International and U.S. Service Stores operating segments, as well as the Company's consolidated results of operations as a percentage of net sales for the three months and nine months ended September 30, 1999 and 1998.



                                          Three Months Ended September 30,               Nine Months Ended September 30,
                                      ----------------------------------------       ---------------------------------------
                                              1999                    1998                   1999                     1998
                                         --------------          --------------          ---------------        ----------------


                                        $             %          $             %             $           %           $          %

 <C.    Net Sales:
        North America                $  34.4         47.1      $  26.5        43.7       $  83.1        47.2        $70.4      46.2
        International                   29.3         40.0         25.2        41.6          65.9        37.4         57.3      37.5
        U.S. Service Stores              9.4         12.9          8.9        14.7          27.1        15.4         24.8      16.3
                                     -------      -------      -------     -------       -------      ------     --------     ------
                                        73.1        100.0         60.6       100.0         176.1       100.0        152.5     100.0
     Cost of sales                      41.0         56.1         35.9        59.2          99.1        56.3         90.3      59.2
                                     -------      -------      -------     -------       -------      ------     --------     ------
     Gross profit                       32.1         43.9         24.7        40.8          77.0        43.7         62.2      40.8
     Selling, general and
            administrative              23.1         31.5         19.3        31.8          65.1        37.0         57.0      37.4
     Amortization of  intangibles        0.5          0.7          0.5                       1.5         0.9          1.4       0.9
                                                                               0.8
     Restructure and                    -            -            -            -             -           -            6.5       4.3
                                     -------      -------      -------     -------     ----------  ---------    ---------     ------
Reorganization
     Operating income (loss):
        North America                    6.8          9.3          3.5         5.8           9.8         5.5          6.5       4.2
        International                    2.6          3.6          2.2         3.6           4.0         2.3          1.8       1.2
        U.S. Service Stores              0.5          0.7          0.5         0.8           0.6         0.3          0.8       0.5
        Depreciation and                                         (1.3)       (2.0)                                             (2.5)
amortization                           (1.4)        (1.9)                                   (4.0)       (2.3)        (3.8)
        Restructure and                 -            -            -            -              -          -                     (4.3)
reorganization                                                                                                       (6.5)
        Inventory markdowns             -            -            -            -              -          -           (1.5)     (0.9)
                                     -------      -------      -------      -------      ---------  ---------     --------    ------
     Total operating income (loss)       8.5         11.7          4.9          8.2          10.4         5.8        (2.7)     (1.8)

     Interest expense                    5.4          7.5          5.2          8.6          15.5         8.8         15.1       9.9
     Other expense (income)              0.2          0.3          0.5          0.8           0.1       -              0.6       0.4
                                     -------      -------      -------      -------      ---------   ---------    ---------   ------

     Income (loss) before income
           taxes                         2.9          3.9        (0.8)        (1.2)         (5.2)       (3.0)       (18.4)    (12.1)

    Provision (benefit) for income
            taxes                       -             -          (0.1)        (0.2)         (0.3)       (0.2)        (0.8)     (0.5)
                                     -------      -------     --------      -------      ---------     -------      -------    ----

     Net income (loss)                $  2.9          3.9       $(0.7)        (1.0)       $ (4.9)       (2.8)       $(17.6)   (11.6)
                                      ======     ========       ======      =======       =======      ======       =======   ======


Third Quarter Ended September 1999 Versus September 1998

    Net Sales. Net sales for the quarter ended September 30, 1999 were $73.1 million, an increase of 20.6% compared to $60.6 million for the quarter ended September 30, 1998. Sales were strong across most major product categories, particularly personal care, women's shavers and men's grooming.

    Net sales in North America were $34.4 million in the third quarter of 1999, an increase of 29.8% compared to $26.5 million in the third quarter of 1998. Sales increases in the quarter were attributable to personal care products, particularly hair dryers, which benefited from new product introductions.

    International net sales were $29.3 million in the third quarter of 1999, an increase of 16.3% compared to $25.2 million in the third quarter of 1998. The sales increase reflects good growth from all of the Company's major international operations, primarily from sales of personal care products. Currency impact on sales, due to exchange rate fluctuations, were minimal for the third quarter.

    Net sales through the Company's U.S. service stores increased 5.6% to $9.4 million in the third quarter of 1999 from $8.9 million in the third quarter of 1998. The increase is primarily due to same store sales increases of approximately 5% for the quarter, as incremental sales from additional stores was mostly offset by the closing of ten stores that were located in the Fedco store chain in California, which ceased operations in August.

      Gross Profit. Gross profit increased to $32.1 million, or 43.9% of net sales in the third quarter of 1999, compared to $24.7 million, or 40.8% of net sales in the third quarter of 1998, despite negative currency impacts. The 1999 increase is due to higher margins, primarily from cost savings associated with the restructuring and reorganization as well as higher margins on newer products.

    Selling, General and Administrative. Selling, general and administrative expenses were $23.1 million, or 31.5% of net sales in the third quarter of 1999, as compared to $19.3 million or 31.8% of net sales in 1998, as increased distribution and promotion costs were offset by lower administrative costs, as a percentage of sales.

    Operating Income. The operating income in the third quarter of 1999 increased to $8.5 million compared to $4.9 million in the third quarter of 1998. The increase is a result of higher sales and higher gross margins in the third quarter 1999.

    Interest Expense. Interest expense of $5.4 million for the third quarter of 1999 was higher than the $5.2 million in the third quarter of 1998 due to higher average outstanding borrowings in 1999.

     Income Tax (Benefit) Expense. The provision for income taxes was minimal for the third quarter of 1999 compared to net benefit of $0.1 million in the third quarter of 1998. The increase is the result of the increased profitability of the Company's International business in 1999.

Nine Months Ended September 1999 Versus September 1998

      Net Sales. Net sales for the nine months ended September 30, 1999 were $176.1 million, an increase of 15.5% compared to $152.5 million for the nine months ended September 30, 1998. Sales increased in all major business segments.

      North American sales increased 18.0% to $83.1 million for the first nine months of 1999 compared to $70.4 million in the first nine months of 1998. New product introductions in hair dryers and grooming resulted in significant increased demand in these particular categories, while shaver sales were up on the strength of the new rotary and women's shaver products.

      Net sales in the international business were $65.9 million in 1999, an increase of 15.0% compared to $57.3 million in 1998, despite slightly negative currency impacts. Strong personal care sales and increased shaver sales were prevalent in the major international markets.

      Net sales through the Company's U.S. Service Stores increased 9.3% to $27.1 million in 1999. The increase is due to new store growth and increases in same store sales of 4% over 1998.

      Gross Profit. Gross profit was $77.0 million, or 43.7% of sales for the first nine months of 1999 compared to $62.2 million or 40.8% of net sales in the first nine months of 1998. Included in 1998 cost of sales is $1.5 million non-recurring charge for inventory markdowns in connection with the restructure and reorganization of the Connecticut operations. Excluding this charge, the gross profit percentage for the first nine months of 1998 would have been 41.8%. Higher margins in 1999 are attributable to cost savings from the restructuring and reorganization and product mix, with higher margins on newer products. These increases were partially offset by negative currency impacts as inventory purchases are made in U.S. dollars.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $65.1 million or 37% of net sales in 1999 compared to $57.0 million, or 37.4% of net sales in 1998. Although investments in distribution as well as selling and marketing expenses were higher in 1999, the total as a percentage of sales was slightly lower in 1999 due to the incremental sales volume.

      Operating Income (Loss). For the nine months ended September 1999 operating income was $10.4 million compared to a $(2.7) million loss before restructuring charges of $8.0 million in the first nine months of 1998. The increased operating income is attributable to the increased sales, increased gross margin percentages, as well as lower operating expenses as a percentage of sales in 1999.

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

      Interest Expense. Interest expense for the first nine months of 1999 was $15.5 million compared to $15.1 million in the first nine months of 1998 due to increased average outstanding borrowings in 1999.

     Income Tax Benefit. The benefit for income taxes in 1999 was reduced to $0.3 million from $0.8 million in 1998 as a result of lower pre-tax losses in the U.K. operations.


Liquidity and Capital Resources

    Net cash used in operating activities for the first nine months of 1999 was $29.0 million versus $14.6 million during the first nine months of 1998. The increase is primarily attributable to increased investments in inventories to meet anticipated fourth quarter demand.

    The Company's operations are not capital intensive. During the first nine months of 1999 and 1998, the Company's capital expenditures totaled $2.3 million and $3.0 million, respectively. Capital expenditures for 1999 are anticipated to be approximately $3.5 million.

    The Company borrowed approximately $18.6 million on various revolving credit agreements and borrowed an additional $15.0 million under supplemental term loans, net of repayment of $1.3 million. The increased borrowings helped to fund the investment in inventory necessary to meet the increased sales levels.


    The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement, as amended, provides for $70 million in Revolving Credit Facilities, $10 million in Term Loans expiring on June 30, 2002,and $15 million of Supplemental Term Loans expiring on June 30, 2001. The Revolving Credit Facilities, including $50 million in the U.S., are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory. The U.S. Revolving Credit Facility's borrowing base can be increased between March 15 and December 15 as needed up to $10 million over the applicable percentage of eligible receivables and inventories (still limited to the $50 million total U.S. facility). As of September 30, 1999, the Company was in compliance with all covenants under the Senior Credit Agreement and availability under the Revolving Credit Facilities was approximately $7.9 million. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

Year 2000 Compliance

    The Company continues to assess its exposure related to the impact of the Year 2000 date issue. The Year 2000 date issue arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company's key financial and operational systems have been reviewed, and the majority of the systems did not require modifications. All required modifications have been completed. Costs incurred to date are not material and Management does not expect that any potential future costs will have a material adverse impact on the Company's financial position, results of operations or cash flows.

     The Company could be adversely impacted by the Year 2000 date issue if suppliers, customers and other businesses do not address this issue successfully. The Company has a formalized comprehensive supplier compliance program in place, and responses from suppliers have been compiled and reviewed. Based upon this analysis, Management does not believe that the Year 2000 issue will cause the Company to experience any significant difficulty in obtaining products. The Company has contacted its major customers and financial institutions and has received assurances of Year 2000 compliance from a number of those contacted. Based upon these responses and other inquiries, Management believes that its major customers will be Year 2000 compliant. Management continues to assess these risks in order to reduce the impact on the Company.

     There can be no guarantee that the Company, its suppliers and customers will not experience Year 2000 difficulties. Management believes that the most likely negative effects, should any occur, could include disruptions in receipt of product, shipments to customers, delays in the Company's receipt of payments from customers, and delays in the ability to pay certain suppliers.


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

                            PART II OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule.

 (b)  Reports on Form 8-K

       (i) During the quarter ended September 30, 1999, the Registrant did not file any reports on Form 8- K.







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

Date:  November 8, 1999