Form 10-K
period 1999-12-31
REMINGTON PRODUCTS CO LLC
filed 2000-03-30
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
             (Exact name of registrant as specified in its charter)

            Delaware                                              06-1451076
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

60 Main Street, Bridgeport, Connecticut                            06604
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (203) 367-4400

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each class                Name of each exchange on which registered
          None                                          None

           Securities registered pursuant to Section 12(g) of the Act:

                 11% Series B Senior Subordinated Notes due 2006
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

ITEM 1. Business

General

     Remington Products Company, L.L.C. (the "Company" or "Remington") is a leading developer and marketer of electrical personal care appliances. The Company designs and distributes electric shavers, personal care and wellness appliances, electrical grooming products, and other small electrical consumer appliances.

     The Company is a Delaware limited liability company that will continue in existence until December 31, 2016 or dissolution prior thereto as determined under the Company's Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"). The Company was formed by Vestar Shaver Corp. and RPI Corp. ("RPI") to acquire the operations of Remington Products Company and its subsidiaries in May of 1996. Vestar Razor Corp. was formed in May of 1996 to hold an interest in the Company. Vestar Shaver Corp. and Vestar Razor Corp. (together, the "Vestar Members") are wholly owned by Vestar Equity Partners, L.P. ("Vestar"), an institutional equity capital fund and affiliate of Vestar Capital Partners ("Vestar Capital").

Description of Business

     The Company distributes electrical personal care appliances through its three operating segments which are comprised of 1) the North America segment, which sells product through mass-merchant retailers, department stores and drug store chains throughout the United States and Canada, 2) the International segment, which sells product through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment consisting of Company-owned and operated service stores throughout the United States.

Products

     The Company's principal products consist of the following:

     Electric Shavers. The Company's primary men's electric shaver line consists of the MicroScreen(R) line of single, dual and triple foil shavers and the MicroFlex((TM)) line of rotary shavers. In addition, the Company also has the Intercept(R) line of premium shavers and certain specialty shavers such as the "Wet/Dry Sport" shaver. The women's electric shaver category primarily includes the women's Smooth & Silky(R) wet/dry shavers and the women's wet/dry battery operated shaver. The Company distributes electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), preshave products and cleaning agents. Electric shavers and shaver accessories accounted for approximately 37%, 39% and 36% of the Company's net sales for the years ended December 31, 1999, 1998 and 1997, respectively.

     Personal Care and Wellness Appliances. Personal care and wellness appliances primarily consist of haircare products and Remington's Spa Therapy Collection(TM). The hair care products consist of hair dryers, hairsetters, curling irons, hot air brushes and lighted mirrors. The hair dryer category includes the Company's Vortex(TM) hair dryers with a patented airflow system, and a line of Pro Air(TM) chrome dryers. The Company's hairsetter products include the Remington Express Set(R) hairsetter, the Smart Setter(R) hairsetter, which incorporates proprietary technologies of color change and wax core, and the Style Setter(R). The Spa Therapy Collection(TM) includes paraffin wax hand spas, foot spas, massaging bath pillows, facial steamers and manicure kits. Personal care and wellness appliances accounted for approximately 30%, 28% and 33% of the Company's net sales for the years ended December 31, 1999, 1998 and 1997, respectively.

     Grooming Products. Grooming products consist of the Precision (TM) line, including beard and mustache trimmers, nose hair and ear hair trimmers, and the new personal groomers, which offer a selection of grooming accessories. In addition, the Company sells a line of home haircut kits. Total grooming products accounted for approximately 11%, 10% and 9% of the Company's net sales for the years ended December 31, 1999, 1998 and 1997, respectively.

     Other Products. Remington sells a variety of Remington and non-Remington brand electrical personal care appliances through the Company's service stores, and also distributes other small appliances such as vacuums.

Distribution

     The Company's products are sold in the United States and internationally in over 85 countries through mass merchandisers, catalog showrooms, drug store chains and department stores in addition to the Company's 118 service stores.

     In the United States, the Company sells products through mass-merchant retailers such as Wal-Mart, K-Mart and Target, department stores such as Sears, drug store chains including Walgreens, Rite Aid and Eckerd, and Remington's own service stores. Throughout the United States, the Company's products are sold in excess of 10,000 retail outlets. In addition, the Company markets and distributes its products through television direct to consumer retailing with QVC and the Home Shopping Network and internet retailers such as drugstore.com as well as the Company's own website, remington-products.com.

     On a worldwide basis, Wal-Mart accounted for approximately 19%, 19% and 15% of the Company's net sales during the years ended December 31, 1999, 1998 and 1997, respectively. No other customer accounted for more than 10% of the Company's net sales in the three year period ended December 31, 1999.

U.S. Service Stores

     As of December 31, 1999, the Company owned and operated a chain of 94 service stores in the United States. During 1999, the Company opened eight new service stores and closed a total of 18 stores of which ten were shaver shops located within the California based Fedco chain which went out of business in August 1999. The stores are in many of the major markets with the majority of the stores located in shopping malls and outlet malls. The stores sell and service a variety of Remington and non-Remington shavers, personal care appliances and other related products. The service stores also oversee sales of replacement parts to approximately 300 independent authorized shaver service dealers across the United States. In 1999, 1998 and 1997 the Company's U.S. service stores segment generated approximately 14%, 16% and 16%, respectively, of the Company's net sales.

Suppliers

     All of the Company's finished goods inventories are manufactured for the Company by third party suppliers primarily located in China, Japan and Austria. The Company maintains ownership of tools and molds used by many of its suppliers. The Company's two most significant suppliers, Izumi Products, Inc. ("Izumi") and Raymond Industrial Ltd. ("Raymond"), accounted for approximately 40% of the Company's overall cost of sales in 1999. Remington has had a relationship with these suppliers for many years and management considers its present relationships to be good.

     During 1998, the Company ceased the assembly of foil shavers in Bridgeport, Connecticut and moved the operation to Raymond. The shutdown of the assembly operation resulted in the elimination of approximately 220 positions in the Bridgeport facility. Remington continues to manufacture foil cutting systems in Bridgeport using proprietary cutting technology and a series of specially designed machines.

Research and Product Development

     The Company believes that research and development activities are an important part of the Company's business and are essential to its long-term prospects. Research and development efforts at Remington allow the Company to maintain its unique manufacturing strength in cutting systems for shavers. The Company is continuously pursuing new innovations for its line of shavers including foil improvements and new cutting and trimmer configurations. The Company also devotes resources to the development of new technology for personal care, grooming and wellness products.

     During 1999, 1998 and 1997, research and development expenditures by the Company amounted to approximately $4.0, $4.3 and $3.4 million, respectively.

Patents and Trademarks

     The Company owns approximately 180 patent and patent applications for both design and utility that are maintained in approximately 40 countries. The Company's patents primarily cover electric shavers, cutting and trimming mechanisms and personal care appliances. In addition, the Company maintains over 1,300 different trademarks around the world, which are utilized in connection with a variety of products.

     As a result of the common origins of the Company and Remington Arms Company, Inc. ("Remington Arms"), the Remington mark is owned by each company with respect to its principal products as well as associated products. Thus, the Company owns the Remington mark for shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the mark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between the Company and Remington Arms provides for their respective rights to use the Remington trademark on products, which are not considered "principal products of interest" for either company. A separate company, Remington Licensing Corporation, owns the Remington trademark in the U.S. with respect to any overlapping uses and the Company and Remington Arms are each licensed to use the trademarks owned by Remington Licensing Corporation in their respective areas of interest. The Company retains the Remington trademark for nearly all products, which it believes can benefit from the use of the brand name in the Company's distribution channels. The Company has aggressively enforced its ownership of the "Remington" brand name and will continue to do so in the future.

Competition

     The markets for all of its product lines are highly competitive. Competition for retail sales to consumers is based on several factors, including brand name recognition, value, quality, price and availability. Primary competitive factors with respect to selling such products to retailers are brand reputation, product categories offered, broad coverage within each product category, support and service in addition to price.

     Remington competes with established companies, such as Philips Electronics, N.V. ("Philips"), several of which have substantially greater resources than those of the Company. There are no substantial regulatory barriers to entry for new competitors in the electric personal appliance industry. However, suppliers that are able to maintain, or increase, the amount of retail shelf space allocated to their respective products may gain a competitive advantage. The Company believes that the allocation of space by retailers is influenced by many factors, including brand name recognition by consumers, product quality and prices, service levels provided by the supplier and the supplier's ability to support promotions.

     The rotary shaver market is significant outside the United States. The future expansion of sales of the Company's rotary shavers outside the United States will be affected by, among other factors, the outcome of ongoing legal actions between the Company and Philips with respect to trademarks and designs registered by Philips outside the United States. See Item 3. Legal Proceedings.

Employees

     As of March 1, 2000, the Company employed approximately 850 people worldwide of which approximately 125 were employed part-time in the Company's service stores. None of the Company's employees are represented by a union. Remington believes relations with its employees are good.

Environmental Matters

     The Company's manufacturing operations in Bridgeport, Connecticut are subject to federal, state and local environmental laws and regulations. The Company believes it is in substantial compliance with all such environmental laws, which are applicable to its operations. The Company has reported to the Connecticut Department of Environmental Protection (the "CTDEP") that it has detected petroleum and solvent compounds in soil and ground water samples taken from its Bridgeport facility. The general remedial strategies have been selected and those strategies, which require CTDEP approval, have been submitted for approval. All other strategies do not require approval for implementation. In addition to its ongoing program of environmental compliance, the Company has provided reserves to cover the anticipated costs of the remediation required at its Bridgeport facility to be incurred over the next three to five years. The Company believes that any required change to the reserves due to the inherent uncertainties as to the ultimate costs for the remediation activities which are eventually undertaken would not be material to the Company's financial position and results of operations.

International Operations and Distribution

     Remington's international segment generated approximately 36%, 36% and 39% of the Company's net sales in 1999, 1998 and 1997, respectively. The Company's international network of subsidiaries and distributors currently extends to over 85 countries worldwide. The Company distributes its products through direct sales forces located in the United Kingdom, Australia, Germany, France, New Zealand, South Africa, Sweden, Ireland and Italy. In all other parts of the world the Company distributes its products through strategic alliances with local distributors.

     The Company distributes products internationally through department stores, catalog showrooms, mass merchandisers, drug stores, specialized shaver shops and mail order distributors as well as the Company's 12 service stores in the United Kingdom and 12 service stores in Australia.

     Additional financial information relating to Remington's international operations is set forth in Note 14 (Business Segment and Geographic Information) of the "Notes to Consolidated Financial Statements" of the Company appearing elsewhere herein.

ITEM 2. Properties

     The following table sets forth information as of March 1, 2000 concerning the principal facilities of the Company.

Facility                     Function                            Square Feet

Bridgeport, CT        Headquarters (Owned)                         40,000
Bridgeport, CT        Manufacturing (Owned)                       167,000


     In addition to these properties, Remington leases offices and warehouse space in the United States, Canada, United Kingdom, Germany, France, Italy, Australia, New Zealand, South Africa, Ireland, Sweden and Hong Kong, and 118 service stores, of which 94 are in the United States, 12 are in the United Kingdom and 12 are in Australia. Leases for service stores generally extend up to five years and typically include renewal options. The majority of the leases contain escalation clauses, which provide for increases to recover future increases in certain operating costs. Certain leases require additional payments based on sales volume.

ITEM 3. Legal Proceedings

     On December 5, 1995, Philips filed suit in the High Court of Justice in the United Kingdom against Remington in a suit captioned Philips Electronic NV and Remington Consumer Products Limited. The suit alleged infringement by the Company in connection with the sale in the United Kingdom of its RR 55 rotary shaver of: (a) Philips U.K. Registered Design 1,058,245 (the "Registered Design"); (b) Philips U.K. Registered Trademark No. 1,254,208 (the "Registered Trademark"); and (c) Philips "well-known" Trademark under Article 6 of the Paris Convention. In the litigation, Philips sought injunctive relief, delivery up or destruction of the allegedly infringing articles, damages or lost profits, and other relief. The Company counterclaimed for revocation of each of the Registered Design and the Registered Trademark. On December 17, 1997, the High Court held that: (a) the Registered Design was not infringed; (b) the Registered Trademark was not infringed and was invalid, with the court ordering that the registration of the Registered Trademark be revoked; and (c) the three-headed shape of the Philips shaver did not constitute a "famous mark" within the terms of the Paris Convention.

     Philips appealed the decision of the High Court with respect to the Trademark and "famous mark" issues to the Court of Appeal of the United Kingdom. On May 5, 1999, the Court of Appeal, in a "provisional view," upheld the decision of the High Court that there was no infringement by Remington of the Registered Trademark and that the Registered Trademark was invalid. The Court of Appeal held that the issue between the parties raised difficult questions of construction of the Trademark Directive of the European Community (the "Directive") and referred seven questions relating to the construction of the Directive to the European Court of Justice for its opinion. The opinion of the European Court of Justice is expected in the fourth quarter of 2000 or early 2001. This opinion will be forwarded to the Court of Appeal of the U.K., which will in turn bring its provisional judgment of May 5, 1999 into line with that opinion. The

Company has been advised by counsel that the European Court of Justice is likely to follow the provisional view of the Court of Appeal, however no assurance can be given in this regard.

     On February 15, 2000, Philips commenced a second action against Remington in the High Court of Justice of the United Kingdom in a suit captioned) Koninklijke Philips Electronics NV and Remington Consumer Products Limited. The second suit alleges that the Remington Microflex R850 shaver infringes Philips' U.K. Registered Trademark No. 1,533,452 in Class 8. Philips seeks injunctive relief, delivery up or destruction of the allegedly infringing articles, damages, and other relief. This second case differs from the first action described above only in that it involves a registered trademark which differs from the Registered Trademark at issue in the prior action in a very minor way. The Company believes that the issues are the same in both actions and the outcome of the second action will ultimately be determined based on the outcome of the first action. The Company intends to file an answer and counterclaim in the second action.

     On August 15, 1997, Philips filed suit in the Australian Federal Court, New South Wales District Registry, in a suit captioned Philips Electronics N.V. et al. and Remington Products Australia PTY Limited. The suit alleged that, in selling its RR 55 rotary shaver in Australia, the Company: (a) infringed Philips trademark; (b) infringed registered designs of Philips; (c) engaged in misleading and deceptive conduct; and (d) committed the tort of "passing off." The Company counterclaimed and sought a declaration from the Court that Philips' pending trademark application was not registerable and an Order directing that the pending trademark application be removed from the appropriate Register and that the two registered designs in issue be removed from the appropriate Register. On June 18, 1999, the Australian Federal Court held that: (a) there was no trademark infringement; (b) there was no obvious or fraudulent imitation of either of Philips registered designs; (c) there was no misleading or deceptive conduct by Remington; and (d) Remington had not engaged in "passing off." In response to Remington's cross-claim, the Court declined to declare that the Philips pending trademark registration was invalid or to require that Philips registered design or pending trademark registration be removed from the appropriate Registers.

     Philips appealed all of the findings of the Australian Federal Court, which appeal was heard on February 28 and 29, and March 1, 2000. Judgment is expected in the third quarter of 2000.

     The costs of pursuing the litigation in the U.K. and Australia are, in most circumstances, shared with Izumi, the Company's supplier of rotary shavers. Izumi is also pursuing an action in Sweden against Philips over similar issues to those being litigated in the U.K. and Australian actions.

     The Company has commenced opposition proceedings with respect to Philips' efforts to register the shape of the head assembly of its triple-head rotary shaver in the United Kingdom and Ireland. The determination of the U.K. opposition proceeding has been stayed pending the finalization of the provisional judgment of the U.K. Court of Appeal.

     If the foregoing litigations in the U.K., Australia and Sweden are ultimately determined adversely to the Company and Izumi, respectively, the Company's ability to sell its rotary shaver products in those countries could be limited or prohibited. In 1999, the Company's sales of rotary shavers in the U.K. and Australia were not material.

     The Company is a party to other lawsuits and administrative proceedings, which arise in the ordinary course of business. Although the final results of such suits and proceedings cannot be predicted, the Company presently believes that any liability that may ultimately result will not have a material adverse effect on the Company's financial position and results of operations.

ITEM 4. Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of securities holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information

     The  Company's  capital  structure  consists of common  units (the  "Common
Units"), which represent the common equity of the Company, and preferred members' equity (the "Preferred Equity", together, the "Equity"). There is no established public trading market for the Equity.

(b) Holders

     As of March 1, 2000, there were two beneficial owners of the Equity.

(c) Dividends

     No cash distributions have been paid with respect to the Equity since its inception in May 1996. In addition, the Company's long-term debt arrangements, which are discussed in Note 6 of the "Notes to Consolidated Financial Statements", significantly restrict the payment of dividends.

(d) Recent Sales of Unregistered Securities

     None.

ITEM 6. Selected Financial Data

     The following table summarizes selected financial information and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and accompanying notes thereto appearing elsewhere herein (in thousands):

                                                                  Successor                                       Predecessor(1)
                                         -------------------------------------------------------------     -------------------------
                                            Year          Year               Year          31 Weeks        21 Weeks        Year
                                            Ended         Ended             Ended           Ended           Ended         Ended
                                         December 31,   December 31,      December 31,    December 31,      May 23,     December 31,
                                            1999          1998               1997            1996            1996          1995
                                         ------------   ------------      ------------    ------------      -------     ------------
Statement of Operations Data:
Net sales                                $ 318,766      $ 268,357          $ 241,572       $ 185,286       $  56,713     $ 255,323
Operating income (loss)                     29,120          6,016(2)          14,146          12,508         (16,951)       26,516
Interest expense                            21,723         20,499             19,318          12,164           2,228         7,604
Net income (loss) (4)                        6,035        (15,337)            (7,923)         (3,172)        (18,191)       17,240
Depreciation and amortization                5,555          5,169              4,767           2,379           2,005         4,938


Balance Sheet Data (at period end):
Working capital                          $  85,053      $  68,294          $  76,361       $  77,860             N/A     $  47,223
Total assets                               223,990        195,727            205,245         214,823             N/A       170,922
Total debt                                 195,841        187,668            181,240         171,631             N/A        56,990
Cumulative Preferred Dividend (3)           32,921         22,336             12,932           4,576

----------
(1) Represents financial data of RPC, the "predecessor" company, prior to May 23, 1996.

(2) Includes non-recurring charges related to restructuring and reorganization activities of $9.6 million.

(3) Dividend payments are subject to restrictions by the terms of the Company's debt agreements. See Note 6 of the "Notes to Consolidated Financial Statements."

(4) Due to the fact that the Company is a limited liability company ("L.L.C.") federal income taxes on net earnings of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for federal income taxes for the Company. However, certain state and local jurisdictions do not recognize L.L.C. status for taxing purposes and require taxes to be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth the Company's consolidated statements of operations, including net sales by its North American, U.S. service stores, and International operating segments, as well as the Company's consolidated results of operations expressed as a percentage of net sales for the years ended December 31, 1999, 1998 and 1997. The discussion should be read in connection with the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.

                                          1999                          1998                            1997
                                  --------------------        ------------------------         ---------------------
Net Sales:                           $             %            $                  %             $               %
                                  ------        ------        ------            ------         ------         ------
    North America                 $158.3          49.7        $130.4              48.6         $107.8           44.6
    International                  116.1          36.4          95.6              35.6           95.2           39.4
    U.S. service stores             44.4          13.9          42.4              15.8           38.6           16.0
                                  ------        ------        ------            ------         ------         ------

                                   318.8         100.0         268.4             100.0          241.6          100.0

 Cost of sales                     176.3          55.3         159.2(1)           59.3          141.3           58.5
                                  ------        ------        ------            ------         ------         ------

 Gross profit                      142.5          44.7         109.2              40.7          100.3           41.5

 Selling, general and
   administrative                  111.4          34.9          94.4              35.2           84.3           34.9

 Restructuring and
   reorganization charge              --            --           6.8               2.5             --             --

 Intangible amortization             2.0           0.6           2.0               0.7            1.9            0.8
                                  ------        ------        ------            ------         ------         ------

 Operating income                   29.1           9.2           6.0               2.3           14.1            5.8

 Interest expense                   21.7           6.8          20.5               7.6           19.3            8.0
 Other expense                       0.2           0.1           0.4               0.2            0.5            0.2
                                  ------        ------        ------            ------         ------         ------
 Income (loss) before
   income taxes                      7.2           2.3         (14.9)             (5.5)          (5.7)          (2.4)

 Provision for income taxes          1.2           0.4           0.4               0.2            2.2            0.9
                                  ------        ------        ------            ------         ------         ------

Net income (loss)                 $  6.0           1.9%       $(15.3)             (5.7)%       $ (7.9)          (3.3)%
                                  ======        ======        ======            ======         ======         ======

(1) Includes a $2.8 million charge for inventory write-downs related to restructuring and reorganization activities.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     Net Sales. Net sales for the year ended December 31, 1999 increased 19% to $318.8 million compared to $268.4 million for the year ended December 31, 1998. Each operating segment experienced sales increases with sales growth occurring throughout the major product lines. Increases in shavers and accessories was largely due to the introduction of new products. The grooming category increased due to new product introductions in 1998 of the men's Precision(TM) line of beard and mustache trimmers as well as the introduction of the personal groomer in 1999. Personal care sales increased on the strength of new hair dryers, and sales of wellness products increased on new product introductions, such as the paraffin wax hand spa.

     Net sales in North America were $158.3 million for the year ended December 31, 1999, an increase of 21% over the prior year. This increase is due to the introduction of new products in the United States and Canada.

     Net sales for the international business increased 21% to $116.1 million in 1999 compared to $95.6 million in 1998. Increases were noted in all major countries, particularly the United Kingdom, Australia and Germany. Net sales in 1999 were negatively impacted by unfavorable exchange rates compared to 1998 by approximately $2.4 million, primarily in the U.K. and Germany

     Net sales by the Company's U.S. service stores were $44.4 million for the year ended December 31, 1999 compared to $42.4 million in 1998, despite a decrease in the number of stores. During 1999, the Company closed a net of ten stores, bringing the total number of U.S. stores to 94 at December 31, 1999. Among the stores closed were ten service stores located within the California based Fedco chain which were closed in August 1999 in conjunction with the sale of the Fedco chain. Same store sales increased 4% from 1998 to 1999. Same store sales are defined as all stores operating for twelve months in 1999 and in 1998 except the ten Fedco stores which includes the first eight months of 1999 and the comparable eight months of 1998.

     Gross Profit. Gross profit increased to $142.5 million, or 44.7% of net sales for the year ended 1999, from $109.2 million, or 40.7% of net sales for the year ended 1998. Included in 1998 cost of sales is a $2.8 million non-recurring charge related to the restructuring of the Company's Connecticut shaver assembly operations. Excluding this charge, 1998 gross profit percentage would have been 41.7%. The percentage increase over 1998 is due to cost savings from the 1998 move of the subassembly operations from Bridgeport, CT to a third party supplier located in China. In addition, changes in product mix to higher margin products also contributed to the increase.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $111.4 million for the year ended December 31, 1999, compared to $94.4 million for the year ended December 31, 1998, as investments in advertising, promotion and product development continued and as distribution increased primarily as a result of higher volume. Selling, general and administrative expenses, as a percentage of net sales, decreased to 34.9% in 1999 compared to 35.2% in 1998.

     Operating Income. Operating income for the year ended December 31, 1999 increased to $29.1 million compared to $15.6 million (excluding $9.6 million of non-recurring charges related to the 1998 restructure) for the year ended December 31, 1998. The increased sales in 1999 over 1998 of $50.4 million coupled with the increased gross profit percentage achieved were the primary reasons for the increase.

     Interest Expense. Interest expense increased to $21.7 million in 1999 compared to $20.5 million in 1998 as a result of higher average borrowings in 1999.

     Provision for Income Taxes. The provision for income taxes was $1.2 million in 1999 compared to $0.4 million in 1998 and relates to the Company's foreign operations. The increase is due to the increased profitability over the prior year.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     Net Sales. Net sales for the year ended December 31, 1998 were $268.4 million compared to $241.6 million for the previous year, an increase of 11.1% primarily as a result of strong sales in the United States.

     Net sales in North America increased 21.0% from $107.8 million for the year ended December 31, 1997 to $130.4 million in 1998. This increase was primarily related to increased sales of men's and women's shavers. Demand increased for men's shavers as a result of the introductions of the updated line of the Microscreen(R)3 shaver and the Intercept(R) shaver line in the first quarter of 1998 and the MicroFlex((TM)) rotary line in the fourth quarter. Sales of women's shavers increased as a result of demand for the wet/dry Dual Foil shaver, although this was not a new product. Additionally, sales of hair dryers and grooming products were positively impacted by the introduction of new hair dryers and the new Precision((TM)) line of beard & mustache trimmers in 1998.

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

     Restructuring and Reorganization Charge. In the second quarter of 1998, the Company announced a plan to restructure its Connecticut shaver assembly and warehousing operations ("the Plan"). The Plan consisted of relocating the shaver assembly operations to an existing Remington third party supplier located in China and relocating the warehousing function to a third party provider in California. Savings of approximately $6.0 million annually will accrue from these changes of which $3.0 million was realized in 1998, with an additional $2.0 million anticipated for 1999 and the full benefit being realized by the year 2000. The Plan resulted in affecting the employment of approximately 235 employees located at the Company's two Connecticut facilities, the majority of which were factory employees. During 1998, the Company recorded total non-recurring charges of $9.6 million related to the Plan, of which $2.8 million was charged to cost of sales for inventory write-downs associated with the Plan and $6.8 million was charged to restructuring and reorganization. Included in the restructuring charge are items such as severance and other employee costs, lease obligations and write-offs of certain equipment and tooling.

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

Liquidity and Capital Resources

     For the year ended December 31, 1999, the Company provided approximately $2.0 million in cash from operating activities, compared to cash used of $3.1 million in 1998. The increase in cash flow in 1999 is the result of increased profitability and the timing of cash disbursements, which was partially offset by the higher receivable and inventory levels necessary as a result of the Company's growth.

     The Company's operations are not capital intensive. During 1999 and 1998, the Company's capital expenditures, including tooling for new products, amounted to $3.5 million and $3.9 million, respectively. Capital expenditures for 2000 are anticipated to be approximately $3.8 million.

     During 1999, the Company's total borrowings increased by $8.0 million. Cash increased by $5.6 million over 1998, thereby increasing net borrowings by $2.4 million, excluding currency impacts.

     The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement provides for $70 million in Revolving Credit Facilities, $10 million in Term Loans and $15 million in Supplemental Loans. The Term Loans are repayable quarterly through March 31, 2002. Borrowings under the Supplemental Loans and the Revolving Credit Facilities mature on June 30, 2001 and 2002, respectively. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

Market Risk Disclosure

     The Company is exposed to market risks, which include changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar. The Company attempts to reduce the currency exchange risks by utilizing financial instruments, primarily foreign currency forward contracts. The Company uses derivative financial instruments only for risk management purposes and does not use them for speculation or for trading. The Company has elected to disclose its interest rate risk and foreign currency risk, as outlined below, utilizing a sensitivity analysis approach based on hypothetical changes in foreign exchange rates and interest rates. Certain items such as lease contracts and obligations for pension were not included in the analysis.

     Interest Rate Risk. The Company's debt portfolio is comprised of fixed rate debt primarily consisting of $130 million of Senior Subordinated Notes and approximately $66 million of variable rate debt primarily borrowings under the Senior Credit Agreement. For further details, refer to Note 6, of the "Notes to Consolidated Financial Statements" of the Company appearing elsewhere herein.

     The Company is exposed to interest rate risk as a result of its fixed rate notes and its variable rate debt and any cash holdings. Interest rate changes would result in gains or losses in the market value of the Company's fixed rate debt due to differences between the current market interest rates and the rates governing these instruments. With respect to the Company's financial instruments referred to above, a ten percent change in interest rates would have no material effect on fair values, cash flows or earnings of the Company in either 1999 or 1998.

     Foreign Currency Risk. Foreign currency risk is managed by the use of foreign currency forward contracts. The use of these contracts allows the Company to manage its exposure to exchange rate fluctuations because the gains or losses incurred on the derivative instruments will offset in whole, or in part, losses or gains on the underlying foreign currency exposure. The Company's principal currency exposures are in British pounds, Australian and Canadian dollars and German marks.

     Foreign currency contracts are sensitive to changes in foreign exchange rates. Due primarily to the relatively short maturities of these contracts, a ten percent change in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would have no material effect on the fair value of these foreign currency financial instruments in either 1999 or 1998.

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

Year 2000 Compliance

     The Year 2000 date problem arises from the fact that many computer programs use only two digits to identify a year in a date field. The Company's key financial and operational systems were reviewed in 1999, and the majority of the systems did not require modifications. All required modifications have been completed and the costs incurred were not material. In addition, the Company contacted its major customers and financial institutions and received assurances of Year 2000 compliance from a number of those contacted.

     As of March 1, 2000, the Company, its suppliers and customers have not experienced any significant business disruption as a result of the Year 2000 problem. Although Year 2000 problems may not become evident until long after January 1, 2000, based on the Company's Year 2000 readiness process and experience to date, the Company does not expect any significant Year 2000 related business disruptions in the future.

EURO Conversion

     On January 1, 1999, eleven of fifteen member countries of the European Union entered a three year transition phase during which one common legal currency (the "euro") was introduced. Beginning in January 2002, new euro-denominated bills and coins will be issued, and local currencies will be removed from circulation. Although the Company's international businesses affected by the euro conversion comprise approximately 6% of the Company's net sales for the year ended December 31, 1999, the Company has addressed the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems and business processes to accommodate euro-denominated transactions and the impact of one common currency on pricing. Management believes the introduction of the euro has had no significant impact to date on financial position, results of operations and cash flows and is not expected to have a significant impact in the future. Management will continue to monitor this impact.

Forward Looking Statements

     This Management's Discussion and Analysis may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from any forward-looking statements are the success of new product introductions and promotions, changes in the competitive environment for the Company's product, changes in economic conditions, foreign exchange risk, outcome of litigation, and other factors discussed in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

ITEM 8. Financial Statements and Supplementary Data

     The Company's financial statements and supplementary data are included elsewhere herein as outlined on page F-1.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None

                                    PART III

ITEM 10. Directors and Executive Officers.

     The following table sets forth certain information as of March 1, 2000 with respect to each executive officer of the Company and individuals who are directors on the Remington Management Committee.

Name                         Age            Positions and Offices
----                         ---            ---------------------
Neil P. DeFeo                53             Chief Executive Officer, President and Director
Joel K. Bedol                48             Vice President, General Counsel and Secretary
Wilan van den Berg           38             Executive Vice President International
Ann T. Buivid                47             President, U.S. Personal Care and Wellness Division
Alexander R. Castaldi        49             Executive Vice President, Chief Financial and
                                            Administrative Officer
Lawrence D. Handler          54             President, Remington Service Stores
Lester C. Lee                40             President, U.S. Shaver and Grooming Division
Timothy G. Simmone           34             Vice President, Chief Technical Officer
Victor K. Kiam, II           73             Chairman and Director
Norman W. Alpert             41             Director
William B. Connell           59             Director
Victor K. Kiam, III          40             Director
Kevin A. Mundt               46             Director
Arthur J. Nagle              61             Director
Daniel S. O'Connell          45             Director
Robert L. Rosner             40             Director

     Neil P. DeFeo has been Chief Executive Officer, President and a Director of the Company since January 1997. From 1993 to 1996, Mr. DeFeo was Group Vice President, U.S. Operations for The Clorox Company. For 25 years prior to 1993, Mr. DeFeo worked for Procter & Gamble in various executive positions, including Vice President and Managing Director, Worldwide Strategic Planning, Laundry and Cleaning Products. Mr. DeFeo is a director of Cluett American Investment Corporation, a Company in which Vestar or its affiliates has a significant equity interest and Driscoll's Strawberry Association, Inc.

     Joel K. Bedol was appointed Vice President, General Counsel and Secretary of Remington in January 2000. From 1993 to 1999, Mr. Bedol was Executive Vice President, General Counsel and Secretary for Nine West Group, Inc.

     Wilan van den Berg has been Executive Vice President International since September 1998. From 1995 to 1998 he was President and Chief Executive Officer of Payer Electric Shaver and from 1987 until 1995, he was with the Philips International Domestic Appliances and Personal Care division of Philips Electronics N.V. in various sales and marketing positions, including Sales and Marketing Director for Philips France.

     Ann T. Buivid was appointed to President, U.S. Personal Care and Wellness Division in January 2000. Ms. Buivid previously held the position of Vice President Worldwide Marketing and New Business Development since September 1998. From 1995 to 1998, Ms. Buivid was Vice President, North American Marketing and New Business Development, for the Household Products Group of Black & Decker Inc. and from 1993 to 1995, she was Vice President of Marketing for the Beverages Category of Campbell Soup Company.

     Alexander R. Castaldi was appointed to Executive Vice President, Chief Financial and Administrative Officer of the Company in January 2000. Previously, Mr. Castaldi held the title Executive Vice President and Chief Financial Officer since November 1996. From 1995 to 1996, Mr Castaldi was Vice President and Chief Financial Officer of Uniroyal Chemical and from 1990 to 1995, he was Senior Vice President and Chief Financial Officer of Kendall International, Inc.

     Lawrence D. Handler has been President,  Remington  Service  Stores,  since
June 1996 and was Vice President and Chief Financial Officer of the Service Stores from January 1995 when he joined the Company until June 1996.

     Lester C. Lee was appointed to President, U.S. Shavers and Grooming Division in January 2000. Previously, Mr. Lee held the position of Senior Vice President Sales and Integrated Logistics of the Company since July 1997. From 1995 until 1997, he was with Pacific Bell Mobile Services, a Division of Pacific Telesis, most recently as Vice President of Sales, and from 1989 until 1995, he was with Norelco Consumer Products Company in various sales positions, including Director of Sales, Western Division.

     Timothy G. Simmone has been Vice President, Chief Technical Officer of the Company since June 1997. From 1988 until 1997, he was with The Stanley Works Corporation in various engineering position, most recently as Vice President, Product Development of the Stanley Fastening Systems Division.

     Victor K. Kiam, II has served as Chairman since 1979 and served as Chief Executive Officer of the Company from 1979 to 1996. Mr. Kiam is the Chairman of RPI Corp., Chairman of the Board of Ronson P.L.C. and a director of CT Holdings, Inc.

     Norman W. Alpert has been a Director of Remington since May 1996. Mr. Alpert is a Managing Director of Vestar Capital and was a founding partner at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of Aearo Corporation and Advanced Organics Holdings, Inc., and a director of
Russell-Stanley Holdings, Inc., Cluett American Investment Corporation and Siegelgale Holdings, Inc., all companies in which Vestar or its affiliates have a significant equity interest.

     William B. Connell has been a Director of Remington since 1990. Mr. Connell is currently Chairman of EBD Holdings, Inc., a private venture capital group. Mr. Connell previously served as Vice Chairman of Whittle Communications, L.P. from 1992 to 1994 and served as its President and Chief Operating Officer from 1990 to 1992. In addition to Remington, Mr. Connell is currently a director of Dolphin Software, Inc., and Digital Discoveries, Inc.

     Victor K. Kiam, III has been a Director of Remington since 1992. Mr Kiam has been President of RPI Corp. since 1999 and previously served as Executive Vice President of RPI Corp. since 1996. He was with the Company from 1986 until 1996 in a variety of positions in manufacturing, sales and marketing, including Vice President Corporate Development. He is the son of Victor K. Kiam, II.

     Kevin A. Mundt has been a Director of Remington since 1997. Mr. Mundt is Vice President, Group Business Head of Mercer Management Consulting since 1997 and was co-founder and Managing Director of Corporate Decisions, Inc. since its inception in 1983 until its merger with Mercer Management Consulting in 1997. Mr. Mundt is a director of Russell-Stanley Holdings, Inc. and Advanced Organics Holdings, Inc., companies in which Vestar or its affiliates have a significant equity interest and in Telephone and Data Systems, Inc.

     Arthur J. Nagle has been a Director of Remington since May 1996. Mr. Nagle is a Managing Director of Vestar Capital and was a founding partner at its inception in 1988. Mr. Nagle is a director of Advanced Organics Holdings, Inc., Aearo Corporation, Russell-Stanley Holdings, Inc., and Gleason Corporation, companies in which Vestar or its affiliates have a significant equity interest.

     Daniel S. O'Connell has been a Director of Remington since May 1996. Mr. O'Connell is founder and the Chief Executive Officer of Vestar Capital. Mr. O'Connell is a director of Aearo Corporation, Cluett American Investment Corporation, Insight Communications Company, L.P., Russell-Stanley Holdings, Inc., Sheridan Healthcare Inc., Siegelgale Holdings, Inc. and St. John Knits, Inc., all companies in which Vestar or its affiliates have a significant equity interest.

     Robert L. Rosner has been a Director of Remington since May 1996. Mr. Rosner is a Managing Director of Vestar Capital and was a founding partner at its inception in 1988. Mr. Rosner serves as Chairman of the Board of Directors of Russell-Stanley Holdings, Inc., and is a director of Sheridan Healthcare, Inc., companies in which Vestar or its affiliates have a significant equity interest.

ITEM 11.  Executive Compensation

Compensation of Executive Officers

     The following Summary Compensation Table includes individual compensation information during each of the three years ended December 31, 1999 for Company's Chief Executive Officer and each of the next four most highly compensated executive officers of the Company who were serving as executive officers of the Company at the end of 1999 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company. The officers respective titles are those in effect as of December 31, 1999.

                                                                 Annual Compensation (1)
                                                             -------------------------------            All Other
Name and Principal Position                     Year         Salary ($)(2)      Bonus ($)(3)       Compensation ($)(4)
---------------------------                     ----         -------------      ------------       -------------------
Neil P. DeFeo, CEO, President, and              1999           $431,635           $652,500              $  2,767
Director                                        1998            400,000            300,000                 2,569
                                                1997            392,000            200,000               214,048(5)

Alexander R. Castaldi, Executive VP             1999            283,077            370,500                 3,868
and CFO                                         1998            265,000            172,250                 3,348
                                                1997            265,000            132,000                 3,189

Wilan van den Berg, Executive VP                1999            250,000            162,296               152,642(6)
International                                   1998             68,750             35,000                30,800(7)

Lester C. Lee, Sr. VP Sales and                 1999            218,557            168,399                 4,753
Integrated Logistics                            1998            205,000            104,612                 3,265
                                                1997             96,981             79,229                71,621(7)

Ann T. Buivid, VP Worldwide Marketing           1999            200,000            157,500                 4,598
                                                1998             64,615             34,162                   308

----------
(1) Does not include value of perquisites and other personal benefits for any named executive officer since the aggregate amount of such compensation is the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive.

(2) Includes compensation earned during the year but deferred pursuant to the Company's Deferred Compensation Plan.

(3) Bonus amounts shown are those accrued for and paid in or after the end of the year and include amounts deferred pursuant to the Company's Deferred Compensation Plan.

(4) The amounts shown consist of Company matching contributions to the Company's 401(k) Plan unless otherwise noted.

(5) Includes relocation expenses in the amount of $211,635 and Company matching contributions under the 401(k) Plan in the amount of $2,413.

(6) The amount consists of relocation expenses, housing allowance and car allowance in the amounts of $111,642, $25,000 and $16,000, respectively.

(7)  The amounts shown are relocation expenses.


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

Compensation Committee Interlocks and Insider Participation

     The compensation committee of the Management Committee of Remington is comprised of Messrs. Arthur J. Nagle, Robert L. Rosner and Victor K. Kiam, III. None of these individuals is an officer of or is employed by the Company.

Other Arrangements

     The Company has an employment agreement with Mr. DeFeo which provides for his continued employment as President and Chief Executive Officer through January 2000, which agreement by its terms has automatically renewed for a period of two years, unless earlier terminated. The agreement provides for a base salary of not less than $300,000, plus a deferral of an additional $100,000, and an annual bonus not less than $200,000 in the event the Company achieves 100% of the criteria established by the Management Committee for such year. The agreement provides for Mr. DeFeo to receive 18 months of salary continuation plus the annual bonus he would have been entitled to if his employment is involuntarily terminated other than for "cause " or if he resigns for "good reason", or 12 months of salary continuation plus annual bonus in the event the agreement is not renewed by the Company. The Company is also required to provide Mr. DeFeo with term life insurance in the amount of not less than $500,000.

     The Company has entered into an Executive Severance Agreement with Mr. Castaldi, which provides for the payment of severance benefits to Mr. Castaldi in the event of: (i) the termination of his employment by the Company without cause (or by reason of disability); (ii) Mr. Castaldi's resignation for Good Reason; (iii) any reduction in Mr. Castaldi's base salary; or (iv) any failure by the Company to provide Mr. Castaldi with benefits in which he participated at the inception of the agreement. For purposes of the agreement, "Good Reason" is defined as the assignment to Mr. Castaldi of duties materially and adversely inconsistent with those in effect at the inception of the agreement or the occurrence of a "Change of Control" of the Company (defined as the acquisition by non-affiliated persons of greater than 60% of the Common Units of the Company or the common stock of a corporation controlling, or serving as successor to, the Company. In any such event, Mr. Castaldi is entitled to receive his base salary for a period of 12 months (the "Severance Term") following the termination of his employment, continuing medical benefits during the Severance Term and, to the extent permissible under the terms of applicable plans, continuing life insurance and long-term disability benefits. All medical and insurance benefits will cease in the event that Mr. Castaldi becomes employed on a full-time basis prior to the expiration of the Severance Term. Mr. Castaldi is also entitled to receive bonus payments in certain circumstances in connection with the termination of his employment and in the event of a termination of employment following a Change of Control.

     The Company has entered into an employment agreement with Mr. van den Berg, which provides for his continued employment as Executive Vice President - International of the Company through September 20, 2000, unless earlier terminated. The agreement provides for a base salary of $250,000 and a bonus to be determined in accordance with the bonus plan of Remington Consumer Products Ltd., a wholly-owned subsidiary of the Company. The agreement also provides for Mr. van den Berg to receive a housing allowance of $50,000 per year. In the event of the termination of Mr. van den Berg's employment without cause, he is entitled to receive salary continuation based upon his then current base salary for a period of 12 months from the date of termination.

     The Company has entered into agreements with Mr. Lee and Ms. Buivid whereby such employees would be entitled to salary continuation for 6 months if their employment was involuntarily terminated other than for "cause" during the term of the agreement.

Deferred Compensation Plan

     The Company has a Deferred Compensation Plan pursuant to which eligible executive employees

(including the Named Executive Officers, except for Mr. van den Berg) may elect to defer all or a portion of the bonus otherwise payable under the Company's Bonus Plan and up to 33% of their annual salary, and such amounts are placed into a deferral account. The participants may select various mutual funds in which all or a part of their deferral accounts shall be deemed to be invested. Distributions from a participant's deferral accounts will be paid in a lump sum or in equal annual installments over a period of up to 15 years beginning upon their termination of employment, death or retirement. All amounts deferred by the participants in the Plan are paid to a Deferred Compensation Plan Trust to be held in order to fund the Company's obligations under the Deferred Compensation Plan. The assets of the trust, however, are subject to the claims of the creditors of the Company in the event the Company is Insolvent, as such term is defined in the trust agreement.

Bonus Plan

     The Company has an annual bonus plan (the "Bonus Plan") which is designed to motivate each employee participant. Approximately 240 employees in the United States and 125 employees in the international operations will participate in the Bonus Plan in the year 2000. Under the Bonus Plan, each participating employee is assigned a target bonus award, representing up to 85% of his or her annual base salary that will be paid if predetermined performance goals are achieved. Performance goals for the various areas of the Company are established annually by the Compensation Committee of the Company.

Phantom Equity Program

     The Company has a Phantom Equity Program under which a maximum of 21% of the value of the Company's Equity can be awarded to selected officers and other key employees of the Company and its affiliates. The Phantom Equity Program is comprised of time based (consisting of 12 1/2% of the Equity), performance based (6 1/2%) and super performance (2%) based awards. All awards grant to the recipient a specified percentage of the Equity (the "applicable percentage").

     A time based award vests in five equal annual installments, upon the sale of the Company or upon an initial public offering of the Company's stock ("IPO"), whichever comes first. If the individual's employment with the Company is terminated for any reason other than death or disability within three years of the date of grant of the award, the award is automatically terminated. The amount received under the award and how it is paid is based upon the event which gave rise to the payment. If the payment is due to a Company sale, the individual will receive the applicable percentage of the net amount available for distribution for the outstanding Equity payable, at the Company's option, in a lump sum upon the closing of the sale or in the same manner as the selling shareholders. If the payment is due to an IPO, the payment is an amount equal to the applicable percentage of the Equity implied in the public offering payable, at the option of the Company, either entirely in cash or 40% in cash and the remainder in Company stock. If the payment is due to termination of employment, the participant receives the applicable percentage of the fair market value of the Equity, determined by the Management Committee of the Company, payable at the Company's option, in up to five equal annual installments or upon an IPO or Company sale.

     The performance and super performance based awards are similar to the time based awards except that performance based award vests in stages as the Company achieves specified performance targets while the super performance based award vests entirely upon the achievement of a single target.

Payment of the awards does not occur until and is dependent upon the achievement of both a performance criteria and an event criteria. The event criteria is a Company sale or when Vestar's ownership falls below 10% of the Common Units. The performance criteria for the performance based award vests in segments as the Company achieves specified performance targets while there is only one target for the super performance based award. As of December 31, 1999, the Company achieved the specified performance targets required for full vesting of the performance based awards, subject to maintenance of a minimum performance target for the next twelve months. Any performance based award which is not fully vested by December 31, 2002 is automatically terminated.

     The Phantom Equity Program and all awards are subject to readjustment in the event of a reorganization of the Company required in connection with a refinancing, and the applicable percentages are subject to readjustment to take into consideration new issuances of Common Units or Preferred Equity.

     During 1999 no phantom awards were issued to and no phantom awards were exercised by the Named Executive Officers.

     The following table contains information with respect to outstanding phantom awards for each of the Named Executive Officers as of December 31, 1999:

                               Number of Securities              Value of
            Name              Underlying Awards (1)       Unexercised Awards (2)
            ----              ---------------------       ----------------------
Neil P. DeFeo                        4.00 (3)                       N/A
                                     2.00 (4)                       N/A

Alexander R. Castaldi                1.30 (3)                       N/A
                                     0.50 (4)                       N/A
                                     0.22 (5)                       N/A

Wilan van den Berg                   0.50(3)                        N/A
                                     0.40(4)                        N/A
                                     0.10(5)                        N/A

Lester C. Lee                        0.90 (3)                       N/A
                                     0.35 (4)                       N/A
                                     0.16 (5)                       N/A

Ann T. Buivid                        0.35 (3)                       N/A
                                     0.20 (4)                       N/A
                                     0.10 (5)                       N/A

----------
(1) Indicates the applicable percentage of the Company's Equity underlying the awards.

(2) The Company's Equity is not registered under the Securities Act of 1933 and is therefore not publicly traded. Accordingly, there is no market price for the Company's Equity. Payments to holders of phantom equity awards are dependent upon the realized value of the Equity upon a sale of the Company or an IPO. See above for a complete description of the Phantom Equity Program and the determination of payouts.

(3)  Time based awards, which expire on December 31, 2009.

(4)  Performance based awards, which expire on December 31, 2002

(5)  Super performance based awards, which expire on December 31, 2002.

401(k) Plan

     The Company maintains a savings plan (the "Savings Plan") qualified under Sections 401 (a) and 401(k) of the Internal Revenue Code. Generally, all employees of the Company in the United States who have completed three months of service are eligible to participate in the Savings Plan. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company makes a matching contribution of 50% of the first 5% of annual compensation contributed. Effective early 2000, the Company amended its matching contribution to 50% of the first 6% of annual compensation contributed. The maximum contribution for any participant for any year is 15% of such participant's eligible compensation.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Set forth below is certain information regarding the ownership of the Preferred Equity and Common Units of Remington by each person known by Remington to beneficially own 5.0% or more of the outstanding interests of either the Preferred Equity or Common Units, each Director and Named Executive Officer and all Directors and executive officers as a group as of March 1, 2000.

                                                         Preferred Equity                       Common Units
                                                     ---------------------------       ----------------------------
    Name                                             Capital (1)             %         Number                   %
    ----                                             -----------          ------       ------                  ----
Vestar Equity Partners L.P. (2)(3)                   $30,000,000           48.4%       34,400                   50%
   245 Park Avenue, 41st Floor
   New York, New York 10167
RPI Corp. (3)                                         32,000,000           51.6%       34,400                   50%
   555 Madison Avenue, 23rd Floor
   New York, New York 10022
Victor K. Kiam, II (3)(4)                             32,000,000           51.6%       34,400                   50%
Norman W. Alpert (5)                                  30,000,000           48.4%       34,400                   50%
Arthur J. Nagle (5)                                   30,000,000           48.4%       34,400                   50%
Daniel S. O'Connell (5)                               30,000,000           48.4%       34,400                   50%
Robert L. Rosner (5)                                  30,000,000           48.4%       34,400                   50%
Directors and executive officers as a group
  (5 persons)                                        $62,000,000          100.0%       68,800                  100%

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

ITEM 13. Certain Relationships and Related Transactions

     Pursuant to a management agreement (the "Management Agreement") entered into in connection with the reorganization of the Company in 1996, Vestar Capital, receives an annual advisory fee equal to the greater of $500,000 or 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis for rendering advisory and consulting services in relation to strategic financial planning and other affairs of the Company. Vestar Capital will also be paid reasonable and customary investment banking fees in connection with an initial public offering, sale of the Company and other financings. The Management Agreement will be in effect until May 23, 2006, provided that the Management Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that the Vestar Members own less than 25% of the number of the Company's Common Units owned by the Vestar Members on May 23, 1996, and provided further that Vestar Capital may terminate the Management Agreement at any time.

     Pursuant to a consulting and transitional services agreement (the "Consulting Agreement") entered into in connection with the reorganization of the Company in 1996, RPI receives an annual fee equal to the greater of $500,000 or 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis for rendering advisory and consulting services in relation to strategic financial planning, product development and evaluation of mergers, acquisitions and divestitures. The Consulting Agreement will be in effect until May 23, 2006, provided that the Consulting Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that RPI owns less than 25% of the number of the Company's Common Units owned by RPI on the May 23, 1996, and provided further that Vestar Capital may terminate the Consulting Agreement at any time (but only to the extent that Vestar Capital also terminates similar provisions of the Management Agreement).

     Pursuant to a Non-Competition Agreement (the "Non-Competition Agreement") dated May 23, 1996, between the Company, the Vestar Members and Victor K. Kiam, II and Victor K. Kiam, III (the "Kiams"), the Kiams may not compete with, solicit any customers of, own, manage or operate any business in competition with or perform any action substantially detrimental to the Company's businesses. The provisions of the Non-Competition Agreement will apply during the period the Kiams have a Significant Interest (as defined in the Non-Competition Agreement) in the Company and thereafter for: (i) five years, with respect to electric shavers, shaver accessories and grooming products, and
(ii) three years, with respect to personal care appliances, home health appliances, travel appliances, environmental products, dental products and small kitchen appliances. The Non-Competition Agreement allows the Kiams to continue to market certain competing travel appliance products developed by an affiliate of the Kiams.

     Pursuant to a reimbursement and indemnification agreement (the "Indemnification Agreement") between the Company, Vestar and the Kiams entered into in June 1999 in connection with the Guarantee of the unsecured supplemental loans to the Company under the Senior Credit Agreement (the "Guarantee"), Vestar and Victor Kiam, II, each receive an annual guarantee fee of $100,000 from the Company. The Indemnification Agreement will be in effect until the date the unsecured supplemental loans and all other amounts guaranteed by the Guarantee are paid in full.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    1.     Financial Statements

       2.     Financial Statement Schedule

       3.     Exhibits

              3.1 Amended and Restated Limited Liability Company Agreement dated as of May 16, 1996, by and among Vestar Shaver Corp. (formerly Vestar/Remington Corp.) ("Vestar Corp. I"), Vestar Razor Corp. ("Vestar Corp. II" and, together with Vestar Corp. I, the "Vestar Members"), RPI Corp. (formerly known as Remington Products, Inc.)("RPI"), and certain members of senior management of the Company. Incorporated herein by reference to Exhibit 3.1 in Registration Statement on Form S-4(File Number 333-07429).

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

              10.6 Fifth Amendment, dated as of March 11, 1999 to the Credit and Guarantee Agreement. Incorporated by reference to
                     Exhibit 10.6 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

              10.7 Sixth Amendment dated as of June 9, 1999 to the Credit and Guarantee Agreement. Incorporated by reference to Exhibit
                     10.1 in the Company's Current Report on Form 8-K dated June 11, 1999.

              10.8 Company Security Agreement dated as of May 23, 1996 made by Remington in favor of the Agent. Incorporated by reference to Exhibit 10.2 in Registration Statement on Form S-4(File Number 333-07429).

              10.9 Form of Subsidiaries Security Agreement dated as of May 23, 1996 made by each of Capital, Remington Corporation, L.L.C. ("IP Subsidiary") and Remington Rand Corporation ("Rand") in favor of the Agent. Incorporated by reference to Exhibit
                     10.3 in Registration Statement on Form S-4(File Number 333-07429).

              10.10 Conditional Assignment of and Security Interest in Patent Rights (United States) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to Exhibit 10.4 in Registration Statement on Form S-4(File Number 333-07429).

              10.11 Conditional Assignment of and Security Interest in Patent Rights (United Kingdom) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to Exhibit 10.5 in Registration Statement on Form S-4(File Number 333-07429).

              10.12 Conditional Assignment of and Security Interest in Trademark Rights (United States) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to Exhibit 10.6 in Registration Statement on Form S-4(File Number 333-07429).

              10.13 Conditional Assignment of and Security Interest in Trademark Rights (United Kingdom) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to Exhibit 10.7 in Registration Statement on Form S-4(File Number 333-07429).

              10.14 Members Limited Recourse Pledge Agreement dated as of May 23, 1996 made by Remington in favor of the Agent. Incorporated by reference to Exhibit 10.8 in Registration Statement on Form S-4(File Number 333-07429).

              10.15 Company Pledge Agreement dated as of May 23, 1996 made by Remington in favor of the Agent. Incorporated by reference to Exhibit 10.9 in Registration Statement on Form S-4(File Number 333-07429).

              10.16 Subsidiaries Pledge Agreement dated as of May 23, 1996 made by Rand in favor of the Agent. Incorporated by reference to
                     Exhibit 10.10 in Registration Statement on Form S-4(File Number 333-07429).

              10.17 Subsidiaries Guarantee dated as of May 23, 1996 made by Capital, IP subsidiary and Rand in favor of the Agent. Incorporated by reference to Exhibit 10.11 in Registration Statement on Form S-4(File Number 333-07429).

              10.18 Purchase Agreement dated as of May 1, 1996 by and among Vestar Corp I., Remington, Remsen, Isaac Perlmutter, RPI and Victor K. Kiam, II. Incorporated by reference to
                     Exhibit 10.12 in Registration Statement on Form S-4(File Number 333-07429).

              10.19 Agreement and Plan of Merger dated as of May 23, 1996 between Remington Products Company and Remington. Incorporated by reference to Exhibit 10.13 in Registration Statement on Form S-4(File Number 333-07429).

              10.20 Securityholders Agreement dated as of May 16, 1996 among the Vestar Members, Vestar Equity Partners, L.P. ("Vestar"), RPI, Victor K. Kiam, II and the other parties signatory thereto. Incorporated by reference to Exhibit
                     10.14 in Registration Statement on Form S-4(File Number 333-07429).

              10.21 Management Agreement dated as of May 23, 1996 between Remington and Vestar

                     Capital  Partners.  Incorporated  by  reference  to Exhibit
                     10.15 in Registration Statement on Form S-4(File Number 333-07429).

              10.22 Consulting and Transitional Services Agreement dated as of May 23, 1996 between Remington and RPI. Incorporated by reference to Exhibit 10.16 in Registration Statement on Form S-4(File Number 333-07429).

              10.23 Employment Agreement made as of January 8, 1997 between the Company and Neil P. DeFeo. Incorporated by reference to
                     Exhibit 10.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.

              10.24 Executive Severance Agreement dated as of November 25, 1996 between Remington and Alexander R. Castaldi. Incorporated by reference to Exhibit 10.20 in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

              10.25 Letter Agreement dated June 6, 1997 between the Company and Lester Lee. Incorporated by reference to Exhibit 10.25 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

              10.26 Employment Agreement made as of September 21, 1998 between the Company and Wilan van den Berg.

              10.27 Letter Agreement dated June 17, 1997 between the Company and Tim Simmone.

              10.28 Letter Agreement dated August 7, 1998 between the Company and Ann T. Buivid.

              10.29 Letter Agreement dated January 3, 2000 between the Company and Joel K. Bedol.

              10.30  Form of Severance  Agreement.  Incorporated by reference to
                     Exhibit 10.24 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

              10.31 Form of Time Based Phantom Equity Agreement with participants in the Phantom Equity Program. Incorporated by reference to Exhibit 10.25 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

              10.32 Form of Performance Based Phantom Equity Agreement with participants in the Phantom Equity Program. Incorporated by reference to Exhibit 10.26 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

              10.33 Form of Super Performance Based Phantom Equity Agreement with participants in the Phantom Equity Program. Incorporated by reference to Exhibit 10.27 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

              10.34  License  Agreement  made  May 23,  1996 by and  between  IP
                     Subsidiary  and  Act  II  Jewelry,   Inc.  Incorporated  by
                     reference to Exhibit 10.23 in Registration Statement on Form S-4 (File Number 333-07429).

              10.35 License Agreement made May 23, 1996 by and between IP Subsidiary and VKK Equities Corporation. Incorporated by reference to Exhibit 10.24 in Registration Statement on Form S-4 (File Number 333-07429).

              10.36 Tradename Agreement made May 23, 1996 by and between IP Subsidiary and Remington Apparel Company, Inc. Incorporated by reference to Exhibit 10.25 in Registration Statement on Form S-4 (File Number 333-07429).

              10.37 License Agreement dated as of May 23, 1996 by and between Remington and IP Subsidiary . Incorporated by reference to
                     Exhibit 10.26 in Registration Statement on Form S-4 (File Number 333-07429).

              21     Subsidiaries of Remington.

              24     Powers of Attorney.

              27     Financial Data Schedule.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REMINGTON PRODUCTS COMPANY, L.L.C.

                               By: /s/ Kris J. Kelley
                                   ---------------------------------------------
                                   Kris J. Kelley, Vice President and Controller
Date:  March 30, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 30, 2000.

                  *                                         *
---------------------------------------    -------------------------------------
Neil F. DeFeo, Chief Executive Officer,    Alexander R. Castaldi, Executive Vice
     President and Director                    President, Chief Financial and
                                               Administrative Officer

    /s/ Kris J. Kelley                                      *
---------------------------------------    -------------------------------------
Kris J. Kelley, Vice President and         Victor K. Kiam II, Chairman and
     Controller                                Director

                  *                                         *
---------------------------------------    -------------------------------------
Victor K. Kiam III, Director               Norman W. Alpert, Director


                  *                                         *
---------------------------------------    -------------------------------------
Arthur J. Nagle, Director                  Daniel S. O'Connell, Director


                  *                                         *
---------------------------------------    -------------------------------------
Robert L. Rosner, Director                 William B. Connell, Director


                  *                                         *
---------------------------------------    -------------------------------------
Kevin A. Mundt, Director

*By /s/ by Joel K. Bedol
   ------------------------------------
    Joel K. Bedol, as Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         Pages
                                                                                         -----
Financial Statements

     Independent Auditors' Report                                                         F-2

     Consolidated Balance Sheets as of December 31, 1999 and 1998                         F-3

     Consolidated Statements of Operations for each of the years in the three-year
        period ended December 31, 1999                                                    F-4

     Consolidated Statements of Members' Deficit for each of the years in the three-
        year period ended December 31, 1999                                               F-5

     Consolidated Statements of Cash Flows for each of the years in the three-year
        period ended December 31,1999                                                     F-6

     Notes to Consolidated Financial Statements                                           F-7

Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts for each of the years in
        the three-year period ended December 31,1999                                      S-1

       Certain schedules are omitted because they are not applicable or the required information is provided in the Financial Statements or related notes thereto.

                          Independent Auditors' Report

To the Management Committee of
  REMINGTON PRODUCTS COMPANY, L.L.C.:

     We have audited the accompanying consolidated balance sheets of Remington Products Company, L.L.C. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, members' deficit, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in the index to the consolidated financial statements. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE L.L.P.



Stamford, Connecticut
February 16, 2000

                       Remington Products Company, L.L.C.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                         December 31,
                                                                  -------------------------
                                                                     1999            1998
                                                                  ---------       ---------
ASSETS

Current assets:
   Cash and cash equivalents                                      $   9,866       $   4,249
   Accounts receivable, less allowance for doubtful accounts
     of $2,335 in 1999 and $2,749 in 1998                            78,503          59,998
   Inventories                                                       55,456          50,163
   Prepaid and other assets                                           4,051           1,879
                                                                  ---------       ---------

           Total current assets                                     147,876         116,289

Property, plant and equipment, net                                   12,718          13,135
Intangibles, net                                                     56,641          58,573
Other assets                                                          6,755           7,730
                                                                  ---------       ---------

            Total assets                                          $ 223,990       $ 195,727
                                                                  =========       =========

LIABILITIES AND MEMBERS' DEFICIT

Current liabilities:
   Accounts payable                                               $  23,643       $  15,981
   Short-term borrowings                                              5,790           5,192
   Current portion of long-term debt                                  2,323           1,842
   Accrued liabilities                                               31,067          24,980
                                                                  ---------       ---------

           Total current liabilities                                 62,823          47,995

Long-term debt                                                      187,728         180,634
Other liabilities                                                     1,222           1,839
Commitments and contingencies

Members' deficit:
   Members' deficit                                                 (25,438)        (31,473)
   Accumulated other comprehensive income                            (2,345)         (3,268)
                                                                  ---------       ---------

          Total members' deficit                                    (27,783)        (34,741)
                                                                  ---------       ---------

          Total liabilities and members' deficit                  $ 223,990       $ 195,727
                                                                  =========       =========

                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                      Consolidated Statements of Operations
                                 (in thousands)

                                                       Year Ended December 31,
                                                -----------------------------------------
                                                   1999            1998            1997
                                                ---------       ---------       ---------
Net sales                                       $ 318,766       $ 268,357       $ 241,572
Cost of sales                                     176,269         159,175         141,296
                                                ---------       ---------       ---------

          Gross profit                            142,497         109,182         100,276

Selling, general and administrative               111,434          94,415          84,194
Restructuring and reorganization charge              --             6,806            --
Amortization of intangibles                         1,943           1,945           1,936
                                                ---------       ---------       ---------

         Operating income                          29,120           6,016          14,146

Interest expense                                   21,723          20,499          19,318
Other expense                                         127             472             526
                                                ---------       ---------       ---------

         Income (loss) before income taxes          7,270         (14,955)         (5,698)

Provision for income taxes                          1,235             382           2,225
                                                ---------       ---------       ---------

         Net income (loss)                      $   6,035       $ (15,337)      $  (7,923)
                                                =========       =========       =========

Net loss applicable to common units             $  (4,550)      $ (24,741)      $ (16,279)
                                                =========       =========       =========


                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                   Consolidated Statements of Members' Deficit
                                 (in thousands)

                                                                                                            Accumulated
                                                                                                               Other         Total
                                                     Preferred      Common         Other      Accumulated  Comprehensive    Members'
                                                      Equity        Units         Capital       Deficit       Income        Deficit
                                                     ---------     --------      --------     -----------  -------------   ---------
Balance, January 1, 1997                             $ 66,576      $  7,742      $(73,921)     $ (7,748)     $   (356)     $ (7,707)
    Repurchase of common units                                         (620)                                                   (620)
    Preferred dividend                                  8,356                                    (8,356)                        --
    Comprehensive income (loss):
       Net loss                                                                                  (7,923)
       Foreign currency translation                                                                            (2,028)
    Total comprehensive income (loss)                                                                                        (9,951)
                                                     --------      --------      --------      --------      --------      --------
Balance, December 31, 1997                             74,932         7,122       (73,921)      (24,027)       (2,384)      (18,278)
    Preferred Dividend                                  9,404                                    (9,404)                        --
    Repurchase of common units                                         (242)                                                   (242)
    Comprehensive income (loss):
       Net loss                                                                                 (15,337)
       Foreign currency translation                                                                              (708)
       Cumulative effect of adoption of SFAS 133                                                                 (105)
       Unrealized hedging loss                                                                                    (71)
    Total comprehensive income (loss)                                                                                       (16,221)
                                                     --------      --------      --------      --------      --------      --------
Balance, December 31, 1998                             84,336         6,880       (73,921)      (48,768)       (3,268)      (34,741)
     Preferred Dividend                                10,585                                   (10,585)                        --
     Comprehensve income:
       Net income                                                                                 6,035
       Foreign currency translation                                                                               864
       Unrealized hedging gain                                                                                     59
    Total comprehensive income                                                                                                6,958
                                                     --------      --------      --------      --------      --------      --------
Balance, December 31, 1999                           $ 94,921      $  6,880      $(73,921)     $(53,318)     $ (2,345)     $(27,783)
                                                     ========      ========      ========      ========      ========      ========


                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                             Year Ended December 31,
                                                                       --------------------------------------
                                                                         1999           1998           1997
                                                                       --------       --------       --------
Cash flows from operating activities:
   Net income (loss)                                                   $  6,035       $(15,337)      $ (7,923)
   Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation                                                       3,612          3,224          2,831
       Amortization of intangibles                                        1,943          1,945          1,936
       Amortization of deferred financing fees                            1,388          1,110          1,072
       Restructuring and reorganization charge                             --            6,806           --
       Inventory write-down                                                --            2,760           --
       Deferred income taxes                                               (144)           (26)           (44)
       Foreign currency forward (gains) losses                              174            (35)           115
                                                                       --------       --------       --------
                                                                         13,008            447         (2,013)
       Changes in assets and liabilities:
          Accounts receivable                                           (18,505)        (6,946)         1,210
          Inventories                                                    (5,293)         7,584          3,278
          Accounts payable                                                7,662          2,622         (3,055)
          Accrued liabilities                                             5,355         (5,518)        (5,267)
          Other, net                                                       (238)        (1,295)        (2,133)
                                                                       --------       --------       --------
            Cash provided by (used in) operating activities               1,989         (3,106)        (7,980)
                                                                       --------       --------       --------

Cash flows from investing activities:
   Capital expenditures                                                  (3,518)        (3,879)        (5,078)
   Proceeds from working capital adjustment                                --             --            2,500
   Other                                                                   --             --              204
                                                                       --------       --------       --------
              Cash used in investing activities                          (3,518)        (3,879)        (2,374)
                                                                       --------       --------       --------
Cash flows from financing activities:
   Net borrowings (repayments) under term loan facilities                13,689         (1,426)          (965)
   Net borrowings (repayments) under credit facilities                   (5,674)         7,632         10,938
   Equity repurchases                                                      --             (242)          (620)
   Debt issuance costs and other, net                                      (842)          (221)          (251)
                                                                       --------       --------       --------
              Cash provided by financing activities                       7,173          5,743          9,102
              Effect of exchange rate changes on cash                       (27)            83           (539)
                                                                       --------       --------       --------
Increase (decrease) in cash and cash equivalents                          5,617         (1,159)        (1,791)
Cash and cash equivalents, beginning of year                              4,249          5,408          7,199
                                                                       --------       --------       --------
            Cash and cash equivalents, end of year                     $  9,866       $  4,249       $  5,408
                                                                       ========       ========       ========
Supplemental cash flow information:
       Interest paid                                                   $ 20,302       $ 19,144       $ 18,756
       Income taxes paid, net                                          $    248       $  2,331       $  2,493


                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                   Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     Remington Products Company, L.L.C. and its wholly owned subsidiaries, (the "Company") develop and market electrical personal care appliances. The Company distributes on a worldwide basis electrical shavers and accessories, personal care appliances, including hair dryers and hairsetters, electrical grooming products, wellness products such as paraffin hand spas and foot spas, and other small electrical consumer appliances. The Company's products are sold worldwide primarily through mass merchandisers, catalog showrooms, drug store chains and department stores in addition to the Company's own service stores.

     Organization:

     Remington Products Company, L.L.C., a Delaware limited liability company, was formed by Vestar Shaver Corp. and RPI Corp. ("RPI") to acquire the operations of Remington Products Company and its subsidiaries in May of 1996. Vestar Razor Corp. was formed in May of 1996 to hold an interest in the Company. Vestar Shaver Corp. and Vestar Razor Corp. (together, the "Vestar Members") are wholly owned by Vestar Equity Partners, L.P ("Vestar"), an institutional equity capital fund and affiliate of Vestar Capital Partners ("Vestar Capital").

     Basis of Presentation:

     The consolidated financial statements include the accounts of Remington Products Company, L.L.C. and subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

     Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used for, but not limited to the establishment of the allowance for doubtful accounts, reserves for sales returns and allowances, product warranty costs, taxes and contingencies.

     Cash and Cash Equivalents:

     All highly liquid debt instruments purchased with a maturity of three months from their date of acquisition or less are considered cash equivalents.

     Inventories:

     The majority of the Company's inventories are valued at the lower of cost or market utilizing the first-in, first-out (FIFO) method. Domestic manufactured inventories, which represent approximately 8% of the consolidated inventories as of December 31, 1999 and 16% at December 31, 1998, are stated at cost determined by the last-in, first-out (LIFO) method. As of December 31, 1999 and 1998, the excess of current replacement cost over LIFO cost of inventories was not significant. During 1998, the Company recorded non-recurring charges of $2.8 million for certain inventory write-downs associated with the Company's restructuring and reorganization plan.

     Property, Plant and Equipment:

     Property, plant and equipment is recorded primarily at cost. Depreciation is provided for principally on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. During 1998, the Company recorded non-recurring charges of $3.5 million for write-downs on certain equipment and tooling associated with the Company's restructuring and reorganization plan.

     Intangibles:

     Patents are being amortized on a straight-line basis over a period of ten years. All other intangibles are amortized on a straight-line basis over 40 years. Costs associated with obtaining financing arrangements are included in other assets and are being amortized over the term of the related borrowings.

                       Remington Products Company, L.L.C.

     Long Lived Assets:

     Impaired losses are recorded on long lived assets when indicators of impairment are present and the anticipated undiscounted operating cash flows generated by those assets are less than the assets' carrying value.

     Research and Development:

     Research and development costs related to both present and future products are expensed as incurred. Such costs totaled $4.0 million, $4.3 million and $3.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Income Taxes:

     U.S. Federal income taxes on net earnings of the Company are payable directly by the members. In jurisdictions where partnership status is not recognized or foreign corporate subsidiaries exist, the Company provides for income taxes currently payable as well as for those deferred because of temporary differences between the financial and tax basis of assets and liabilities.

     Hedging Activity:

     Effective July 1, 1998, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires the Company to recognize all derivatives at fair value. Depending on the nature of the underlying exposure being hedged, changes in the fair value of derivatives are recognized either in the statement of operations or other comprehensive income ("OCI"). The ineffective portion of the change in fair value of the derivative is recognized in earnings.

     In accordance with the Company's foreign exchange risk management policy, the Company's foreign subsidiaries hedge the forecasted purchases of inventory denominated in currencies different then the subsidiary's functional currency. The derivative contracts related to these hedges primarily consist of forward foreign exchange contracts, which are designated as cash flow hedges. These forward contracts generally have maturities not exceeding twelve months. For cash flow hedges, the fair value changes of the derivative instruments related to the effective portion of the hedges are initially recorded as a component of OCI. Unrealized gains and losses on cash flow hedges accumulate in OCI and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. For forecasted purchases of inventory, amounts are reclassified when the hedged inventory is reflected in cost of goods sold. As of December 31, 1999, other than forward foreign exchange contracts, the Company was not party to any other derivatives as defined by SFAS No. 133.

     At December 31, 1999, the Company had unrealized losses of $117 thousand, net of tax, classified in OCI for its outstanding hedge contracts related to forecasted inventory purchases. A significant portion of this amount is expected to be reclassified to cost of goods sold in the first six months of 2000. As of December 31, 1999, the losses classified in other income (expense) related to the ineffective portion of the Company's outstanding hedge contracts were immaterial. The cumulative effect of a change in accounting principle due to adoption of SFAS No. 133 as of July 1, 1998 had an immaterial impact on earnings and a $105 thousand impact to OCI.

     Prior to the adoption of SFAS No. 133, the Company accounted for its forward foreign exchange contracts at mark to market through earnings, unless the contracts were effectively hedging firm commitments, for which unrealized gains and losses were deferred and recognized as an adjustment of the hedged item.

     Translation of Foreign Currencies:

     Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in OCI. Foreign currency transaction gains and losses, including gains and losses on forward contracts, are recognized in earnings and totaled net losses of $0.5 million, $0.7 million and $0.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

2.   Inventories

     Inventories were comprised of the following as of December 31, 1999 and 1998 (in thousands):

                       Remington Products Company, L.L.C.

                                                          1999             1998
                                                        -------          -------

     Finished goods                                     $53,351          $46,454
     Work in process and raw materials                    2,105            3,709
                                                        -------          -------
                                                        $55,456          $50,163
                                                        =======          =======

3.   Property, Plant and Equipment

     Property, plant and equipment as of December 31, 1999 and 1998 consisted of (in thousands):

                                                      1999               1998
                                                    --------           --------

     Land and buildings                             $  2,517           $  2,517
     Leasehold improvements                            4,615              4,058
     Machinery, equipment and tooling                  9,705              8,234
     Furniture, fixtures and other                     4,872              4,523
                                                    --------           --------
                                                      21,709             19,332

     Less accumulated depreciation                    (8,991)            (6,197)
                                                    --------           --------

                                                    $ 12,718           $ 13,135
                                                    ========           ========

4.   Intangibles

     Intangibles   were   comprised  of  the  following   (net  of   accumulated
amortization of $7,020 and $5,074 thousand) as of December 31, 1999 and 1998, respectively (in thousands):

                                                     1999                  1998
                                                   -------               -------

     Goodwill                                      $29,509               $30,309
     Tradenames                                     24,145                24,809
     Patents                                         2,987                 3,455
                                                   -------               -------
                                                   $56,641               $58,573
                                                   =======               =======

5.   Accrued Liabilities

     Accrued liabilities were comprised of the following as of December 31, 1999 and 1998 (in thousands):

                                                          1999             1998
                                                        -------          -------

     Advertising and promotion expenses                 $ 8,263          $ 7,229
     Compensation and benefits                            7,391            4,900
     Income and other taxes payable                       4,377            2,377
     Interest                                             2,089            2,056
     Restructure and reorganization                        --              2,196
     Distribution expense                                 3,295              399
     Other                                                5,652            5,823
                                                        -------          -------

                                                        $31,067          $24,980
                                                        =======          =======

6.   Debt

     Long-term debt at December 31, 1999 and 1998 consisted of (in thousands):

                       Remington Products Company, L.L.C.

                                                     1999                1998
                                                  ---------           ---------
     Senior Subordinated Notes                    $ 130,000           $ 130,000
     Revolving Credit Facilities                     37,718              43,895
     Term and Supplemental Loans                     21,207               7,611
     Capital Leases and Other                         1,126                 970
                                                  ---------           ---------
                                                    190,051             182,476
     Less current portion                            (2,323)             (1,842)
                                                  ---------           ---------
                                                  $ 187,728           $ 180,634
                                                  =========           =========

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

      Senior Credit Agreement:

     The Senior Credit Agreement, which expires on June 30, 2002, provides for a term loan of $5.0 million to the Company and $5.0 million to the Company's U.K. subsidiary (the "Term Loans") and a revolving credit facility of $50.0 million to the Company and $20.0 million to the Company's U.K. subsidiary (the "Revolving Credit Facilities"). In June 1999, the Company amended the Senior Credit Agreement to allow for supplemental term loan borrowings totalling $15.0 million (the "Supplemental Loans"). These loans are comprised of $7.5 million in second secured loans (the "Secured Supplemental Loans") and $7.5 million in unsecured loans which are guaranteed by the Company's controlling shareholder (the "Unsecured Supplemental Loans"). This additional financing was used to reduce the Company's outstanding borrowings under the Revolving Credit Facility.

     The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory for the applicable borrower. In addition, the borrowing base can be increased as needed by $10 million over the applicable percentage of eligible receivables and inventories, (still limited to the $70 million total facilities) from March 16 through December 15 of 2000 and March 16 through June 29 of 2001. As of December 31, 1999, availability under the Revolving Credit Facilities was approximately $18.5 million. The availability has been reduced by approximately $0.8 million in short-term commercial and stand-by letters of credit outstanding as of December 31, 1999. The Term Loans under the Senior Credit Agreement are payable in quarterly installments. Aggregate scheduled installments remaining over the next three years ending December 31, 2002 are $1.9, $3.2 and $1.1 million, respectively. The Supplemental Loans are payable on June 30, 2001. The obligations under the Senior Credit Agreement, excluding the Unsecured Supplemental Loans, are guaranteed by each of the Company's domestic subsidiaries and secured by their assets and properties and pledge of the common equity interests.

     Interest rates per annum applicable to the loans under the Senior Credit Agreement, excluding the Supplemental Loans, are based, at the Company's option, upon (a) in the case of the Company, a Eurodollar rate ("LIBOR") plus 2.75% or the greater of (i) prime rate plus 1.5% and (ii) the federal funds rate plus 2% and (b) in the case of loans to the Company's U.K. subsidiary, a EuroSterling Rate plus 2.75% or the Sterling Base Rate plus 2.75%; provided, however, the interest rates are subject to reduction if certain requirements of financial performance are met. Interest on the Secured Supplemental Loans is based, at the Company's option, on LIBOR plus 6% or the greater of (i) the prime rate plus 4.75% and (ii) the federal funds rate plus 5.25%. Interest on the Unsecured Supplemental Loans is based, at the Company's option, on LIBOR plus 1% or the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%. Interest is payable quarterly in arrears, including a commitment fee of 0.5% on the average daily unused portion of the Revolving Credit Facilities.

                       Remington Products Company, L.L.C.

Debt Covenants:

     The Senior Credit Agreement requires the Company to meet certain financial tests, the more restrictive of which require the Company to maintain certain interest coverage and leverage ratios, as defined. The Senior Subordinated Note indenture and the Senior Credit Agreement also contain a number of operating covenants which limit the discretion of Management with respect to certain business matters, including the amount and terms under which the Company can obtain additional financing in the future. In addition, these agreements limit the amount of dividends that the Company is permitted to pay. As of December 31, 1999, the Company was in compliance with its debt covenants.

     Short Term Borrowings:

     Short Term Borrowings consist of local revolving credit lines at some of the Company's foreign subsidiaries and totaled approximately $5.8 million and $5.2 million as of December 31, 1999 and 1998, respectively. These facilities are collateralized by assets of the subsidiaries or are guaranteed by the Company. The weighted average interest rate under these facilities was approximately 5.9% in 1999 and 5.7% in 1998.

7.   Membership Equity

     The Vestar Members and RPI (collectively the "Members") have entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), which governs the relative rights and duties of the Members. The ownership interests of the Members in the Company consist of preferred members' equity (the "Preferred Equity") and common units (the "Common Units", together , the "Equity"). The Common Units represent the common equity of the Company. As of December 31, 1999, the Company's Common Units were owned 50% by the Vestar Members and 50% by RPI, however, in accordance with the LLC Agreement, Vestar effectively controls the Management Committee and the affairs and policies of the Company. The Preferred Equity is entitled to a preferred dividend of 12% per annum, compounded quarterly, and to an aggregate liquidation preference of $62 million (net of any prior repayments of Preferred Equity) plus any accrued but unpaid preferred dividends. As of December 31, 1999 the aggregate unpaid Preferred Equity, including accrued dividends of $32.9 million, totaled $94.9 million of which the Vestar Members own 48.4% and RPI owns 51.6%.

     In January 1998, the Company repurchased any remaining outstanding common units owned by certain officers of the Company, cancelled all outstanding related options and adopted a new Phantom Equity Program. Under this program a maximum of 21% of the value of the Company's Equity can be awarded to selected officers and other key employees of the Company. The Phantom Equity Program is comprised of time based (consisting of 12 1/2% of the Equity), performance based (6 1/2%) and super performance (2%) based awards. All awards grant to the recipient a specified percentage of the Equity (the "applicable percentage").

     A time based award vests in five equal annual installments, upon the sale of the Company or upon an initial public offering of the Company's stock, whichever comes first. The performance and super performance based awards are similar to the time based awards except that performance based award vests in stages as the Company achieves specified performance targets while the super performance based award vests entirely upon the achievement of a single target. As of December 31, 1999, the Company achieved the specified performance target required for full vesting of the performance based awards, subject to maintenance of a minimum performance target for the next twelve months. Payment of the performance based awards does not occur until and is dependent upon the achievement of both a performance criteria and an event criteria. The event criteria is a Company sale or when Vestar's ownership falls below 10% of the Common Units. Any performance based award which is not fully vested by December 31, 2002 is automatically terminated.

     The Phantom Equity Program and all awards are subject to readjustment in the event of a reorganization of the Company required in connection with a refinancing, and the applicable percentages are subject to readjustment to take into consideration new issuances of Equity.

8.   Restructure and Reorganization Charge

     In the second quarter of 1998, the Company announced a plan to restructure its Connecticut shaver assembly and warehousing operations ("the Plan"). The Plan consisted of relocating the shaver assembly operations to an existing Remington third party supplier located in China and relocating the warehousing function to a third party provider in

                       Remington Products Company, L.L.C.

California. The Plan resulted in affecting the employment of approximately 235 employees located at the Company's two Connecticut facilities, the majority of which were factory employees. During 1998, the Company recorded total non-recurring charges of $9.6 million related to the Plan, of which $6.8 million was charged to restructuring and reorganization and $2.8 million was charged to cost of sales related to inventory write-downs associated with the Plan.

     The Company substantially completed the relocation of the Connecticut shaver assembly to Asia, and the relocation of the Connecticut warehousing facility to a third party in California in the fourth quarter of 1998. In
December 1998, the Company terminated substantially all of the affected employees, and approximately $0.5 million of severance and other benefit costs were charged against the restructuring reserve. The remaining amounts were paid out in 1999. In the fourth quarter of 1998, the Company terminated its lease obligations with respect to certain equipment and machinery utilized in the factory and warehouse, however, the Company continued to pay non-cancelable lease obligations for its Connecticut warehouse facility until they expired in 1999. As of December 31, 1999, all restructuring costs have been completed and no future liabilities exist. Total cash outlays for restructuring activities in 1999 and 1998 were $2.2 and $1.1 million, respectively.

9.   Income Taxes

     U.S. Federal income taxes on net earnings of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for U.S. Federal income taxes for the Company. However, certain state and local jurisdictions do not recognize partnership status for taxing purposes and require taxes be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes. Foreign pretax earnings/(losses) were $4,264, $(1,613), and $6,023 thousand for the years ended December 31, 1999, 1998 and 1997, respectively.

     The provision for income taxes consists of the following for the years ended December 31 (in thousands):

                                       1999             1998             1997
                                      -------          -------          -------
     Current:
        Foreign                       $ 1,371          $   329          $ 2,254
        State and local                     8               79               15
        Deferred Foreign                 (144)             (26)             (44)
                                      -------          -------          -------
             Total                    $ 1,235          $   382          $ 2,225
                                      =======          =======          =======

Reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the income taxes as reported:

Income taxes computed at statutory U.S.
  Federal income tax rate                   $ 2,545       $(5,234)      $(1,994)
Partnership status for U.S. federal
  income tax purposes                        (1,052)        4,670         4,102
State and local income taxes                      8            79            15
Adjustment for foreign income tax rates        (266)          867           102
                                            -------       -------       -------

Income taxes as reported                    $ 1,235       $   382       $ 2,225
                                            =======       =======       =======

     The components of the Company's deferred tax assets included on the balance sheet at December 31 are as follows (in thousands):

                                               1999          1998          1997
                                              ------        ------        ------
Depreciation and other                        $  171        $  171        $  145
Foreign tax loss carryforwards                 1,323         1,853         1,012
                                              ------        ------        ------
                                               1,494         2,024         1,157

                       Remington Products Company, L.L.C.

          Less valuation allowance         (1,179)        (1,853)        (1,012)
                                          -------        -------        -------
     Total deferred tax assets, net       $   315        $   171        $   145
                                          =======        =======        =======

The valuation allowance relates to the foreign tax loss carryforwards, the majority of which have been fully reserved due to the uncertain nature of their ultimate realization based upon past performance. Approximately $0.6 million of the $2.9 million in foreign tax loss carryforwards expire between 2003 through 2005, while the remaining $2.3 million has no expiration date.

10.  Commitments and Contingencies

     The Company is liable under the terms of noncancelable leases of real estate and equipment for minimum annual rent payments as follows (in thousands):

                                                           Operating     Capital
                                                             Leases      Leases
                                                           ---------     -------
     2000                                                   $ 8,382      $   507
     2001                                                     5,201          292
     2002                                                     1,993          262
     2003                                                     1,236          100
     2004                                                       189           13
     2005 and thereafter                                       --           --
                                                            -------      -------

     Total minimum lease payments                           $17,001        1,174
                                                            =======

     Less:  amount representing interest                                     290
                                                                         -------

     Present value of minimum lease payments                             $   884
                                                                         =======

Rent expense was $7,342, $7,077 and $6,014 thousand for the years ended December 31, 1999, 1998 and 1997.

The majority of the leases contain escalation clauses which provide for increases to recover future increases in certain operating costs. The future minimum rental payments shown above include base rentals with known escalations. Lease agreements may include renewal options and usually require that the Company pay for utilities, taxes, insurance and maintenance expenses.

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

Information regarding the Company's pension plan as of December 31, 1999 and 1998 are as follows (in thousands):

                       Remington Products Company, L.L.C.

Change in Benefit Obligation:
                                                           1999          1998
                                                          -------       -------
   Benefit obligation at beginning of year                $ 6,902       $ 6,222
   Service cost                                               468           513
   Interest cost                                              398           461
   Amendments                                                (278)          259
   Actuarial gain                                            (429)         (387)
   Benefits paid                                             (196)         (204)
   Currency exchange rate effects                            (187)           38
                                                          -------       -------
   Benefit obligations at end of year                       6,678         6,902
                                                          -------       -------

Change in Plan Assets:
   Fair value of plan assets at beginning of year           6,909         5,996
   Actual return on plan assets                             1,375           697
   Employer contributions                                     319           287
   Participant contributions                                  110            96
   Benefits paid                                             (196)         (204)
   Currency exchange rate effects                            (190)           37
                                                          -------       -------
   Fair value of plan assets at end of year                 8,327         6,909
                                                          -------       -------

Funded Status                                               1,649             7
Unrecognized net actuarial (gain) loss                     (1,534)           75
                                                          -------       -------
Prepaid benefit cost                                      $   115       $    82
                                                          =======       =======

     Amounts recognized in the balance sheet are comprised of the prepaid benefit costs as noted above.

Weighted average assumptions:
   Discounted rate                                            6.0%          6.0%
   Expected return on plan assets                             7.0%          7.0%
   Rate of compensation increase                             3.25%          3.5%
   Health care cost trend rate, current year                 --            --


                                                     Year Ended December 31,
                                                   1999        1998        1997
                                                  -----       -----       -----
Components of Net Periodic Benefit Cost:
   Service cost                                   $ 293       $ 359       $ 387
   Interest cost                                    395         461         410
   Expected return on plan assets                  (631)       (529)       (526)
                                                  -----       -----       -----
Net periodic benefit cost                         $  57       $ 291       $ 271
                                                  =====       =====       =====

     Employee Savings Plan. The Company has a savings accumulation plan (the "Plan") under Section 401(k) of the Internal Revenue Code covering substantially all regular employees. The Plan is subject to the provisions of ERISA and has been updated for subsequent amendments. The Plan allows for employees to defer up to the lesser of 15% of their annual earnings or within limitations on a pre-tax basis through voluntary contributions to the plan. The Plan provides for contributions in an amount equal to 50% of their employees' contributions up to a maximum of 5% of their total salary. The Company's matching contributions were $276, $267 and $237 thousand for the years ended December 31, 1999, 1998 and 1997, respectively.

                       Remington Products Company, L.L.C.

     Effective in early 2000, the Company amended its matching contribution to 50% of the first 6% of total salary contributed.

12.  Financial Instruments, Credit Risk and Other

     Fair Value of Financial Instruments:

     The carrying amounts for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments. The fair value and book value at December 31, 1999 of long-term fixed rate debt was approximately $100.1 million and $130.0 million, respectively. The fair value and book value at December 31, 1998 of long-term fixed rate debt was approximately $97.5 million and $130.0 million, respectively.

     Concentration of Credit Risk:

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and accounts receivable. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. As of December 31, 1999, the Company had an uncollateralized receivable with one mass-merchant retailer which represented approximately 14 % of the Company's accounts receivable balance. During calendar 1999, sales to this customer represented approximately 19% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

     At December 31, 1999, forward contracts to sell approximately 6.0 million UK Pounds Sterling and 4.7 million Australian dollars were outstanding, all of which mature in 2000. At December 31, 1998, forward contracts to sell 4.4 million UK Pounds Sterling, 6.3 million Australian dollars and 0.6 million German marks were outstanding and matured at various dates in 1999. The accounting for hedges is discussed separately under Hedging Activity within Footnote 1.

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

13.  Related Party Transactions

     Pursuant to a management agreement (the "Management Agreement") entered into in connection with the reorganization of the Company in 1996, Vestar
Capital will receive an annual advisory fee equal to the greater of $500 thousand and 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis for rendering advisory and consulting services in relation to strategic financial planning and other affairs of the Company. Vestar Capital will also be paid reasonable and customary investment banking fees in connection with an initial public offering, sale of the Company and other financing. The Management Agreement will be in effect until May 23, 2006, provided that the Management Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that the Vestar Members own less than 25% of the number of the Company's Common Units owned by the Vestar Members on May 23, 1996, and provided further that Vestar Capital may terminate the Management Agreement at any time.

Pursuant to a consulting and transitional services agreement (the "Consulting Agreement") entered into by the Company as of the closing Date, RPI will receive an annual fee equal to the greater of $500 thousand or 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis for rendering advisory and consulting services in relation to strategic financial panning, product development and evaluation of mergers, acquisitions and divestitures. The Consulting Agreement will be in effect until May 23, 2006, provided that the Consulting Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that RPI owns less than 25% of the number of the Company's Common Units owned by RPI on May 23, 1996, and provided further that Vestar Capital may terminate the Consulting Agreement at any time (but only to the extent that Vestar Capital also terminates similar provisions of the Management Agreement).

     Pursuant to a reimbursement and indemnification agreement (the "Indemnification Agreement") between the Company, Vestar and the Kiams entered into in June 1999 in connection with the Guarantee of the Unsecured Supplemental Loans to the Company under the Senior Credit Agreement (the "Guarantee"), Vestar and Victor Kiam, II, each receive an annual guarantee fee of $100,000 from the Company. The Indemnification Agreement will be in effect until the date the Unsecured Supplemental Loans and all other amounts guaranteed by the Guarantee are paid in full.

14.  Business Segment and Geographical Information

     The Company distributes electrical personal care appliances through its three operating segments, which are comprised of 1) the North America segment, which sells product primarily through mass-merchant retailers, department stores and drug store chains throughout the United States and Canada, 2) the International segment, which sells product through an international network of subsidiaries and distributors and 3) the U.S. Service Store segment, consisting of Company-owned and operated service stores throughout the United States.

     The Operating segments reported below are the segments of the Company for which separate financial information is available that is evaluated on a regular basis by the Company's senior management in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The segment's performance is evaluated based on segment operating income, which is defined as earnings before interest, taxes, depreciation and amortization and any unusual charges. All corporate related costs and assets, such as intangibles and deferred financing fees, are included in the North America segment and are not allocated to the other segments' operating income or assets, respectively. Segment net sales are evaluated excluding intersegment sales, which are not material.

Information by segment and geographical location is as follows (in thousands):

                                                   Year             Year            Year
                                                  Ended            Ended           Ended
                                                December 31,    December 31,    December 31,
                                                   1999            1998            1997
                                                ------------    ------------    ------------
Net Sales:
   North America                                 $ 158,333       $ 130,316       $ 107,781
   International                                   116,044          95,611          95,201
   U.S. Service Stores                              44,389          42,430          38,590
                                                 ---------       ---------       ---------
Total                                            $ 318,766       $ 268,357       $ 241,572
                                                 =========       =========       =========
Operating Income:
    North America                                $  20,318       $  11,766       $   7,603
    International                                   10,888           5,372           7,869
    U.S. Service Stores                              3,469           3,613           3,441
    Depreciation and amortization                   (5,555)         (5,169)         (4,767)
    Restructuring and reorganization charge           --            (6,806)           --
    Inventory write-down                              --            (2,760)           --
                                                 ---------       ---------       ---------
Total                                            $  29,120       $   6,016       $  14,146
                                                 =========       =========       =========
Segment Assets:
    North America                                $ 129,011       $ 122,073       $ 125,016
    International                                   84,906          62,264          69,064
    U.S. Service Stores                             10,073          11,390          11,165
                                                 ---------       ---------       ---------
Total                                            $ 223,990       $ 195,727       $ 205,245
                                                 =========       =========       =========
Capital Expenditures:
    North America                                $   1,705       $   1,743       $   2,875
    International                                    1,091             969             952
    U.S. Service Stores                                722           1,167           1,251
                                                 ---------       ---------       ---------
Total                                            $   3,518       $   3,879       $   5,078
                                                 =========       =========       =========

     Net sales in the United Kingdom represented approximately 19%, 19% and 20% of the Company's net sales during the years ended December 31, 1999, 1998 and 1997, respectively. No other country contributed more than 10% of net sales.

     The Company's largest customer, Wal-Mart, accounted for approximately 19%, 19% and 15% of the Company's net sales during the years ended December 31, 1999, 1998 and 1997, respectively, and is serviced primarily by the North America segment. No other customer accounted for more than 10% of the Company's net sales during the years ended December 31, 1999, 1998 and 1997.

                       REMINGTON PRODUCTS COMPANY, L.L.C.

                  Schedule II--Valuation & Qualifying Accounts
                                 (in thousands)

                                                                        Additions
                                                     Balance at         Charged to                           Balance at
                                                      Beginning         Costs and                               End
                                                       of Year           Expenses        Deductions            of Year
Year Ended December 31, 1999

   Allowance for doubtful accounts                    $  2,749          $    534          $   (948)          $  2,335

   Allowance for cash discounts and returns              7,655            22,690           (20,179)            10,166

Year Ended December 31, 1998

   Allowance for doubtful accounts                    $    734          $  2,242          $   (227)          $  2,749

   Allowance for cash discounts and returns              8,925            15,299           (16,569)             7,655

Year Ended December 31, 1997

   Allowance for doubtful accounts                    $  1,340          $    188          $   (794)          $    734

   Allowance for cash discounts and returns              9,419            16,007           (16,501)             8,925