Form 10-Q
period 2000-03-31
REMINGTON PRODUCTS CO LLC
filed 2000-05-12
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  06-1451076
                --------                                  ----------
(State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                      Identification No.)

60 Main Street, Bridgeport, Connecticut                              06604
---------------------------------------                              -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:      (203) 367-4400
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

                 11% Series B Senior Subordinated Notes due 2006
                 -----------------------------------------------
                                (Title of Class)
                                ----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                                                     -9-

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX
                                      -----




                                                                            PAGE
                                                                            ----


PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited):

                Consolidated Balance Sheets -
                  March 31, 2000 and December 31, 1999                       3

                Consolidated Statements of Operations -
                  For the three months ended March 31, 2000 and 1999         4

                Consolidated Statements of Cash Flows -
                  For the three months ended March 31, 2000 and 1999         5

                Notes to Unaudited Consolidated Financial Statements         6



Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        7

Item 3.         Quantitative and Qualitative Disclosures about Market Risk   10



PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                             10

                Signature                                                    11

                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited in thousands)




                                                    March 31,       December 31,
                                                      2000              1999
                                                   ----------       ------------


ASSETS
------
Current assets:
    Cash and cash equivalents                             $ 4,853        $ 9,866
    Accounts receivable, less allowance for doubtful
    accounts of $2,304 in 2000 and $2,335 in 1999          41,188         78,503
    Inventories                                            64,556         55,456
    Prepaid and other current assets                        4,105          4,051
                                                         --------       --------

            Total current assets                          114,702        147,876

Property, plant and equipment, net                         12,437         12,718
Intangibles, net                                           56,139         56,641
Other assets                                                6,352          6,755
                                                         --------       --------

            Total assets                                 $189,630       $223,990
                                                         ========       ========

LIABILITIES AND MEMBERS' DEFICIT
--------------------------------
Current Liabilities:
    Accounts payable                                     $ 16,292        $23,643
    Short-term borrowings                                   3,035          5,790
    Current portion of long-term debt                       2,302          2,323
    Accrued liabilities                                    14,075         31,067
                                                         --------       --------

            Total current liabilities                      35,704         62,823

Long-term debt                                            185,953        187,728

Other liabilities                                             953          1,222

Members' deficit:
     Members' deficit                                    (30,735)       (25,438)
     Accumulated other comprehensive income               (2,245)        (2,345)
                                                         --------       --------

            Total members' deficit                       (32,980)       (27,783)
                                                         --------       --------

            Total liabilities and members' deficit       $189,630       $223,990
                                                         ========       ========

            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited in thousands)






                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2000               1999
                                                    -----------          -------

Net sales                                            $48,639            $43,586

Cost of sales                                         27,232             24,533
                                                    --------             ------


          Gross profit                                21,407             19,053


Selling, general and administrative                   20,590             18,298

Amortization of intangibles                              487                485
                                                     -------            -------


         Operating income                                330                270


Interest expense                                       5,546              4,897
Other expense (income)                                   339              (170)
                                                     -------            --------


         Income (loss) before income taxes           (5,555)            (4,457)

Provision (benefit) for income taxes                   (258)              (326)
                                                    --------            -------

         Net income (loss)                          $(5,297)           $(4,131)
                                                    ========           ========



Net loss applicable to common units                 $(8,145)           $(6,661)
                                                    ========           ========



           See notes to unaudited consolidated financial statements.


                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited in thousands)



                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                  2000            1999
                                                                             ------------      ----------


Cash flows from operating activities:
   Net loss                                                                        $ (5,297)   $ (4,131)

   Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

       Depreciation                                                                     816         814
       Amortization of intangibles                                                      487         485
       Amortization of deferred financing fees                                          393         282
       Deferred income taxes                                                              4         (70)
       Foreign currency forward (gains) losses                                          207          (6)
                                                                                   --------    --------
                                                                                     (3,390)     (2,626)

       Changes in assets and liabilities:
          Accounts receivable                                                        37,310      27,435
          Inventories                                                                (9,102)     (6,317)
          Accounts payable                                                           (7,358)     (4,654)
          Accrued liabilities                                                       (16,993)     (7,992)
          Other, net                                                                   (859)     (1,054)
                                                                                   --------    --------

              Cash provided by (used in) operating activities                          (392)      4,792
                                                                                   --------    --------

Cash flows used in investing activities:

   Capital expenditures                                                                (642)       (777)
                                                                                   --------    --------

Cash flows from financing activities:

    Repayments under term loan facilities                                              (383)       (390)
    Repayments under credit facilities                                              (10,537)    (14,130)
    Borrowings under credit facilities                                                7,196       9,866
                                                                                   --------    --------

              Cash used in financing activities                                      (3,724)     (4,654)

              Effect of exchange rate changes on cash                                  (255)        (58)
                                                                                   --------    --------

Decrease in cash and cash equivalents                                                (5,013)       (697)
Cash and cash equivalents, beginning of period                                        9,866       4,249
                                                                                   --------    --------

            Cash and cash equivalents, end of period                               $  4,853    $  3,552
                                                                                   ========    ========

Supplemental cash flow information:
       Interest paid                                                               $  1,168    $  1,252
       Income taxes paid, net                                                      $    343    $     97



            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.

              Notes to Unaudited Consolidated Financial Statements


1.    Basis of Presentation

     The statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles, and reflect all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended December 31, 1999.


2.    Inventories

      Inventories were comprised of the following (in thousands):

                                               March 31,            December 31,
                                                 2000                    1999
                                               --------             ------------

            Finished goods                      $61,473                $53,351
            Work in process and raw materials     3,083                  2,105
                                                --------               --------

                                                $64,556                $55,456
                                                =======                =======



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

5.     Comprehensive Income

       Comprehensive income consists of the following (in thousands):



                                                    Three Months Ended March 31,
                                                        2000              1999
                                                    -----------        ---------

Net income (loss)                                      $(5,297)         $(4,131)

Other comprehensive income:

   Foreign currency translation adjustments             (1,368)               28

   Net unrealized hedging gain                           1,468               274
                                                       --------         --------
         Comprehensive income (loss)                   $(5,197)         $(3,829)
                                                       ========         ========



ITEM2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is a leading developer and marketer of electrical personal care appliances. The Company designs and distributes electric shavers, personal care and wellness appliances, electrical grooming products and other small electrical consumer appliances. The Company distributes electrical personal care appliances through its three operating segments which consist of 1) the North America segment, which sells product through mass-merchant retailers, department stores and drugstore chains throughout the United States and Canada, 2) the International segment, which sells product through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment consisting of Company-owned and operated service stores throughout the United States.

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


Results of Operations

    The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income by its North American, International and U.S. Service Stores operating segments, as well as the Company's consolidated results of operations as a percentage of net sales for the three months ended March 31, 2000 and 1999.

                                         Three   Months  Ended March 31,
                                            2000                  1999
                                         ---------              --------
                                          $        %         $        %
                                       ------    -----    ------    -----

Net Sales:

   North America                       $   22.5     46.3  $   18.4     42.2
   International                           18.6     38.3      17.3     39.7
   U.S. Service Stores                      7.5     15.4       7.9     18.1
                                         ------    -----    ------    -----


                                           48.6    100.0      43.6    100.0

Cost of sales                              27.2     56.0      24.5     56.2
                                         ------    -----    ------    -----

Gross profit                               21.4     44.0      19.1     43.8

Selling, general and administrative        20.6     42.4      18.3     42.0

Amortization of  intangibles                0.5      1.0       0.5      1.1
                                         ------    -----    ------    -----


Operating income (loss):
   North America                            1.4      2.9       1.6      3.7
   International                            0.3      0.6       0.2      0.4
   U.S. Service Stores                     (0.1)    (0.2)     (0.2)    (0.4)
   Depreciation and amortization           (1.3)    (2.7)     (1.3)    (3.0)
                                         ------    -----    ------    -----
Total operating income                      0.3      0.6       0.3      0.7


Interest expense
                                            5.5     11.3       4.9     11.2
Other expense (income)                      0.4      0.8      (0.2)    (0.4)
                                         ------    -----    ------    -----


Income (loss) before income taxes          (5.6)   (11.5)     (4.4)   (10.1)
Provision (benefit) for income taxes       (0.3)    (0.6)     (0.3)    (0.7)
                                         ------    -----    ------    -----


Net income (loss)                       $  (5.3)   (10.9)   $ (4.1)    (9.4)
                                        =======    =====    =======   ======


First Quarter Ended March 2000 Versus March 1999

     Net Sales. Net sales for the quarter ended March 31, 2000 were $48.6 million, an increase of 11.5% compared to $43.6 million for the quarter ended March 31, 1999, as sales were strong in most of the Company's major businesses. Sales increased across all major product categories primarily driven by new product introductions as well as some increased distribution.

     Net sales in North America were $22.5 million in the first quarter of 2000, an increase of 22.3% compared to $18.4 million in the first quarter of 1999. Sales increased across all major product lines, driven by new product introductions.

     International net sales were $18.6 million in the first quarter of 2000, an increase of 7.5% compared to $17.3 million in the first quarter of 1999. The sales increase is primarily attributable to growth in Australia and the UK Export markets. Strong shaver and accessory sales were the main reasons for the increased sales.

     Net sales through the Company's U.S. Service Stores decreased 5% to $7.5 million in the first quarter of 2000 from $7.9 million in the first quarter of 1999. The decrease was due to fewer stores, offset partially by a 4% increase in same store sales over the comparable period in 1999. There were nine less stores open during the first three months of 2000 compared to the first three months of 1999, primarily the result of store closings associated with the Fedco retail chain closing in the third quarter of 1999.

     Gross Profit. Gross profit was $21.4 million, or 44.0% of net sales in the first quarter of 2000 compared to $19.1 million, or 43.8% of net sales in the first quarter of 1999. The increase in gross profit percentage is primarily attributable to positive product mix.

     Selling General and Administrative. Selling general and administrative expenses increased to $20.6 million or 42.4% of net sales in the first quarter of 2000, compared to $18.3 million or 42.0% of net sales in 1999 due primarily to increased advertising and promotional spending during the period.

     Operating Income. The operating income in the first quarter of 2000 of $0.3 million was only slightly ahead of first quarter of 1999, as the increase in sales and gross margin were largely offset by the increased investments in advertising.

     Interest Expense. Interest expense was $5.5 million for the first quarter of 2000 compared to $4.9 million in the first quarter of 1999 due to higher average borrowings and higher interest rates.

     Income Tax Provision (Benefit). The benefit for income taxes was $0.3 million for the three months ended March 31, 2000 and 1999. In 2000, income tax benefits generated in the U.K. and Australia were offset somewhat by increased tax expense in Canada.


Liquidity and Capital Resources

     Net cash used in operating activities for the first quarter of 2000 was $0.4 million versus cash provided by operating activities of $4.8 million during the first quarter of 1999. The decrease in cash flow can be attributed to higher disbursements for inventory and operating expense accruals. This has been somewhat offset by increased receivable collections in 2000 due to the higher sales in the fourth quarter of 1999.

    The Company's operations are not capital intensive. During the first quarter of 2000 and 1999, the Company's capital expenditures totaled $0.6 million and $0.8 million, respectively. Capital expenditures for 2000 are anticipated to be approximately $3.8 million.

     The Company repaid a net of approximately $3.3 million on various revolving credit agreements and made $0.4 million in scheduled term loan payments during the first quarter of 2000.

     The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement provides for $70 million in Revolving Credit Facilities, $10 million in Term Loans and $15 million in Supplemental Loans. The Term Loans are repayable quarterly through March 31, 2002. Borrowings under the Supplemental Loans and the Revolving Credit Facilities mature on June 30, 2001 and 2002, respectively. The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory. In addition, the borrowing base can be increased as needed by $10 million over the applicable percentage of eligible receivables and inventories (still limited to the $70 million total facilities) from March 16 through December 15 of 2000 and March 16 through June 29 of 2001. As of March 31, 2000, the Company was in compliance with all covenants under the Senior Credit Agreement and availability under the Revolving Credit Facilities was approximately $17.8 million. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.


Forward Looking Statements

    This Management's Discussion and Analysis may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from any forward-looking statements are the success of new product introductions and promotions, changes in the competitive environment for the Company's products, changes in economic conditions, foreign exchange risk, outcome of litigation, and other factors discussed in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

      There are no material changes to the disclosure on this matter made in the Company's report on Form 10-K for the year ended December 31, 1999.



                            PART II OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule.

 (b)  Reports on Form 8-K

      During the quarter ended March 31, 2000, the Registrant did not file any reports on Form 8- K.

                                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                REMINGTON PRODUCTS COMPANY, L.L.C.


                                By:    /s/ Kris J. Kelley
                                   -------------------------------------
                                   Kris J. Kelley, Vice President and Controller

Date:  May 12, 2000