Form 10-Q
period 2000-06-30
REMINGTON PRODUCTS CO LLC
filed 2000-08-14
CIK 1017710

-1-

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 2000.

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)
 Delaware                                                            06-1451076
----------                                                           -----------
State or other jurisdiction of                                    (IRS Employer
 incorporation or organization)                              Identification No.)

60 Main Street, Bridgeport, Connecticut                                  06604
---------------------------------------                              -----------
(Address of principal executive  offices)                            (Zip Code)
 Registrant's telephone number, including area code:             (203) 367-4400

Securities  registered pursuant to Section 12(b) of the Act:
   Title of Each class                 Name of each exchange on which registered
         None                                                None
       ----------                                          ----------

           Securities registered pursuant to Section 12(g) of the Act:

                 11% Series B Senior Subordinated Notes due 2006
                 -----------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              -----    -----

08/08/00                REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX




PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (unaudited):

         Consolidated Balance Sheets -
            June 30, 2000 and December 31, 1999                                3

         Consolidated Statements of Operations -
            For the three and six months ended June 30, 2000 and 1999          4

         Consolidated Statements of Cash Flows -
            For the six months ended June 30, 2000 and 1999                    5

         Notes to Unaudited Consolidated Financial Statements                  6



Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           11



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     11

            Signature                                                         12

                                  Remington Products Company, L.L.C.
                                     Consolidated Balance Sheets
                                       (unaudited in thousands)




                                                                        June 30,          December 31,

                                                                         2000                1999
                                                                       --------        -----------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $ 6,295            $ 9,866
    Accounts receivable, less allowance for doubtful accounts
      of $2,446 in 2000 and $2,335 in 1999                                44,517             78,503
    Inventories                                                           75,032             55,456
    Prepaid and other current assets                                      11,074              4,051
                                                                          ------             ------
            Total current assets                                         136,918            147,876

Property, plant and equipment, net                                        12,309             12,718
Intangibles, net                                                          55,649             56,641
Other assets                                                               5,971              6,755
                                                                          ------             ------


            Total assets                                                $210,847           $223,990
                                                                        ========           ========

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
    Accounts payable                                                    $ 27,368            $23,643
    Short-term borrowings                                                  4,163              5,790
    Current portion of long-term debt                                      2,323              2,323
    Accrued liabilities                                                   11,950             31,067
                                                                          ------             ------
    Total current liabilities                                             45,804             62,823

Long-term debt                                                           194,273            187,728
Other liabilities                                                          1,006              1,222

Members' deficit:
     Members' deficit                                                   (29,136)           (25,438)
     Accumulated other comprehensive income                              (1,100)            (2,345)
                                                                         -------            -------
            Total members' deficit                                      (30,236)           (27,783)
                                                                        --------           --------

            Total liabilities and members' deficit                      $210,847           $223,990
                                                                        ========           ========

                See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited in thousands)





                                                   Three Months Ended June 30,          Six Months Ended June 30,


                                                        2000             1999             2000            1999
                                                      --------          -------          -------        -------
Net sales                                              $69,234         $59,437          $117,873         $103,023
Cost of sales                                           38,509          33,579            65,741           58,112
                                                        ------          -------           ------           ------

          Gross profit                                  30,725          25,858            52,132           44,911

Selling, general and administrative                     23,701          23,757            44,291           42,055
Amortization of intangibles                                488             505               975              990
                                                       -------          -------          --------          ------

         Operating income                                6,536           1,596             6,866            1,866

Interest expense                                         5,655           5,174            11,201           10,071
Other expense (income)                                     212            102                551             (67)
                                                        ------         --------          -------          -------

         Income (loss) before income taxes                 669         (3,680)           (4,886)          (8,138)

Provision (benefit) for income taxes                      (930)           (27)           (1,188)            (352)
                                                        -------        --------           -------         -------


         Net income (loss)                             $ 1,599        $(3,653)         $ (3,698)        $ (7,786)
                                                       =======        ========         =========        =========




Net loss applicable to common units                   $(1,334)        $(6,259)         $ (9,479)        $(12,922)
                                                      ========        ========         =========        =========








              See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited in thousands)





                                                                                    Six Months Ended June 30,

                                                                                    ---------------------------
                                                                                     2000               1999
                                                                                    --------          ---------
Cash flows from operating activities:

   Net loss                                                                        $(3,698)           $(7,786)

   Adjustment to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                   1,618              1,669
       Amortization of intangibles                                                      975                990
       Amortization of deferred financing fees                                          787                602
       Deferred income taxes                                                          (721)              (326)
       Foreign currency forward (gain) loss, net                                        280               (53)
                                                                                    --------          --------
                                                                                      (759)            (4,904)
       Changes in assets and liabilities:
          Accounts receivable                                                        33,986             19,578
          Inventories                                                              (19,576)           (13,681)
          Accounts payable                                                            3,725            (5,488)
          Accrued liabilities                                                      (19,117)            (8,791)
          Other, net                                                                (6,756)            (1,653)
                                                                                    -------            -------

              Cash used in operating activities                                     (8,497)           (14,939)
                                                                                    -------           --------

Cash flows used in investing activities:
   Capital expenditures                                                             (1,373)            (1,395)
                                                                                    -------            -------

Cash flows from financing activities:
    Repayments under term loan facilities                                           (1,010)              (544)
    Borrowings under term loan facilities                                              -                15,000
    Repayments  under credit facilities                                            (16,698)           (17,390)
    Borrowings under credit facilities                                              24,515              18,294
    Debt issuance costs and other, net                                                 -                 (897)
                                                                                    -------              -----


              Cash provided by financing activities                                   6,807             14,463
                                                                                      -----             ------
               Effect of exchange rate changes on cash                                  508                 58
                                                                                        ---                 --

Decrease in cash and cash equivalents                                                (3,571)            (1,813)
Cash and cash equivalents, beginning of period                                         9,866              4,249
                                                                                      -----              -----

              Cash and cash equivalents, end of period                               $6,295            $ 2,436
                                                                                     ======            =======

Supplemental cash flow information:
       Interest paid                                                                 $9,998             $9,522
       Income taxes paid (refunded), net                                             $ (213)            $  187





         See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.

              Notes to Unaudited Consolidated Financial Statements




1.    Basis of Presentation

       The statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles, and reflect all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual audited financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended December 31, 1999.


2.       Recent Accounting Pronouncement

     In December 1999 the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 in the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.


3.    Inventories

       Inventories were comprised of the following (in thousands):

                                                       June 30,    December 31,
                                                         2000          1999
                                                      --------     -----------
              Finished goods                           $71,883        $53,351
              Work in process and raw materials          3,149          2,105
                                                         -----          -----
                                                       $75,032        $55,456
                                                       ========       =======

4.    Income Taxes

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


6.    Comprehensive Income

      Comprehensive income consists of the following (in thousands):


                                                     Three Months Ended June 30,    Six Months ended June 30,
                                                     ---------------------------    -------------------------
                                                       2000           1999              2000        1999
                                                      -----           -----             -----       -----
Net income (loss) per consolidated
  financial statements                                 $1,599       $(3,653)        $(3,698)       $(7,786)
Other comprehensive income:
  Foreign currency translation adjustments              (455)         (241)          (1,823)          (213)
  Net unrealized hedging gain (loss)                    1,600          (71)            3,068            203
                                                        -----         -----          --------       --------
  Comprehensive income (loss)                          $2,744       $(3,965)        $(2,453)        $(7,796)
                                                       ======       ========         ========       ========





ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

    The Company is a leading developer and marketer of electrical personal care appliances. The Company designs and distributes electric shavers, personal care and wellness appliances, electrical grooming products and other small electrical consumer appliances. The Company distributes its products through its three operating segments which consist of 1) the North American segment, which sells products through mass-merchant retailers, department stores and drugstore chains throughout the United States and Canada, 2) the International segment, which sells products through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment consisting of Company-owned and operated service stores throughout the United States.

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

Results of Operations

    The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income by its North American, International and U.S. Service Stores operating segments, as well as the Company's consolidated results of operations as a percentage of net sales for the three and six months ended June 30, 2000 and 1999.







                                         Three Months Ended June 30,              Six Months Ended June 30,
                                         ---------------------------             ---------------------------
                                            2000           1999                      2000           1999
                                          --------         -------                 -------        -------
                                         $       %           $         %         $         %         $          %
                                       ----    ----        ----      ----       ----      ----     ----        ----
     Net Sales:
        North America                 $38.9     56.2      $30.3      51.0      $61.6      52.3     $48.7       47.3
        International                  21.5     31.1       19.3      32.5       40.0      33.9      36.6       35.5
        U.S. Service Stores             8.8     12.7        9.8      16.5       16.3      13.8      17.7       17.2
                                      -----    -----      -----     -----       ----      ----      ----       ----

                                       69.2    100.0       59.4     100.0      117.9     100.0     103.0      100.0

     Cost of sales                     38.5     55.6       33.5      56.4       65.8      55.8      58.1       56.4
                                       ----     ----       ----      ----       ----      ----      ----       ----

     Gross profit                      30.7     44.4       25.9      43.6       52.1      44.2      44.9       43.6

     Selling, general and
     administrative                    23.7     34.3       23.8      40.1       44.2      37.5      42.1       40.9

     Amortization of  intangibles       0.5      0.7        0.5       0.8        1.0       0.8       1.0        1.0
                                        ---      ---        ---       ---        ---       ---       ---        ---

     Operating income (loss):
        North America                   6.4      9.3        1.6       2.7        7.8       6.6       3.1        3.0
        International                   1.2      1.7        1.2       2.0        1.6       1.4       1.3        1.2
        U.S. Service Stores             0.2      0.3        0.2       0.4        0.1       0.1       0.1        0.1
        Depreciation and amortization  (1.3)    (1.9)      (1.4)     (2.4)      (2.6)     (2.2)     (2.7)      (2.6)
                                      -----    -----      -----     -----    - -----  -  -----  -- -----  --  -----

     Total operating income             6.5      9.4        1.6       2.7        6.9       5.9       1.8        1.7

     Interest expense                   5.7      8.2        5.2       8.7       11.2       9.5      10.1        9.8
     Other expense (income)             0.1      0.2        0.1       0.2        0.6       0.6     (0.2)      (0.2)
                                      -----     -----       ---       ---        ---       ---    ------     ------


     Income (loss) before               0.7      1.0      (3.7)     (6.2)      (4.9)     (4.2)     (8.1)      (7.9)
       income taxes
     Provision (benefit)for
       income taxes                   (0.9)     (1.3)       -         -        (1.2)     (1.1)     (0.3)      (0.3)
                                     ------     ----      ----      -----      -----     -----   -----        -----







     Net income (loss)                 $1.6      2.3     $(3.7)     (6.2)     $(3.7)     (3.1)    $(7.8)      (7.6)
                                       ====     ====      =====     =====     ======     =====    ======      =====


Second Quarter Ended June 2000 Versus June 1999

     Net Sales. Net sales for the quarter ended June 30, 2000 were $69.2 million, an increase of 16.5% compared to $59.4 million for the quarter ended June 30, 1999. The increase in net sales is the result of steady growth in the North American and International business segments, due primarily to new product introductions as well as increased distribution at new and existing customers.


     Net sales in North America were $38.9 million in the second quarter of 2000, an increase of 28.4% compared to $30.3 million in the second quarter of 1999. The personal care and wellness category, along with the shaver and the grooming categories, experienced continued strong growth.

     International net sales were $21.5 million in the second quarter of 2000, an increase of 11.4% compared to $19.3 million in the second quarter of 1999. Excluding the negative impact of foreign currency, net sales in the International business increased 19% over the comparable quarter in the prior year. The sales increase reflects strong growth in the shaver category throughout the Company's European markets, particularly in the U.K.

     Net sales through the Company's U.S. service stores decreased 10.2% to $8.8 million in the second quarter of 2000 from $9.8 million in the second quarter of 1999. This decrease was due to a reduction in the number of stores offset partially by a 2% increase in same store sales over the second quarter of 1999. There were on average ten fewer stores open during the second quarter of 2000 compared with the second quarter of 1999, primarily as the result of store closings associated with the Fedco retail chain closing in August 1999.

     Gross Profit. Gross profit was $30.7 million, or 44.4% of net sales in the second quarter of 2000 compared to $25.9 million, or 43.6% of net sales in the second quarter of 1999. The increase in gross profit percentage is attributable to favorable product mix from increased shaver and grooming sales.

     Selling, General and Administrative. Selling, general and administrative expenses were $23.7 million or 34.3% of net sales in the second quarter of 2000, compared to $23.8 million or 40.1% of net sales in 1999. Selling, general and administrative expenses benefited from lower operating expenses in U.S. Service Stores due to the reduction in the number of stores and from the impact of foreign exchange rates on expenses in the International business. This reduction in selling, general and administrative expenses was largely offset by higher advertising and promotion expenses in North America.

     Operating Income. The operating income in the second quarter of 2000 was $6.5 million compared to operating income of $1.6 million in the second quarter of 1999. This increase resulted primarily from the increase in sales and a higher gross profit percentage.

     Interest Expense. Interest expense increased to $5.7 million for the second quarter of 2000 compared to interest expense of $5.2 million in the second quarter of 1999. The $0.5 million increase is due to higher average borrowings to support the growth of the business and higher interest rates.

     Income Tax (Benefit) Expense. The net benefit for income taxes was $0.9 million for the second quarter of 2000 compared to a minimal net benefit in the second quarter of 1999. The benefit is due to the recognition of certain prior year tax refunds as well as from seasonal losses generated in certain international jurisdictions.

Six Months Ended June 2000 Versus June 1999

     Net Sales. Net sales for the six months ended June 30, 2000 were $117.9 million, an increase of 14.5% compared to $103.0 million for the six months ended June 30, 1999 as sales were strong in the Company's North American and International businesses.

     Net sales in North America were $61.6 million for the first six months of 2000, an increase of 26.5% compared to $48.7 million for the first six months of 1999. Sales increased in all major product categories as a result of new product introductions and new distribution.

     International net sales were $40.0 million for the first six months of 2000, an increase of 9.3% compared to $36.6 million for the first six months of 1999. Excluding the effect of negative currency impacts, net sales increased 15.6% over the first six months of 1999. Sales were strong across most of the International businesses.

     Net sales through the Company's U.S. service stores decreased 7.9% to $16.3 million for the first six months of 2000 from $17.7 million for the first six months of 1999. The decrease in the first six months of 2000 is due to the reduction in the number of stores in 2000 partially offset by a 3% increase in same store sales over the first six months of 1999.

     Gross Profit. Gross profit was $52.1 million, or 44.2% of net sales for the first six months of 2000 compared to $44.9 million, or 43.6% of net sales for the first six months of 1999 due to a favorable product mix.

     Selling General and Administrative. Selling general and administrative expenses were $44.2 million or 37.5% of net sales for the first six months of 2000, compared to $42.1 million or 40.9% of net sales in 1999. All operating expenses decreased as a percentage of sales except for advertising and promotion costs and product development costs as the Company continues to invest in these areas.

     Operating Income. The operating income for the first six months of 2000 was $6.9 million compared to operating income of $1.8 million for the first six months of 1999. The increase in operating income is due to higher sales and higher margins.

      Interest Expense. Interest expense increased to $11.2 million for the first six months of 2000 compared to interest expense of $10.1 million for the first six months of 1999 due to higher average borrowings and higher interest rates.

     Income Tax (Benefit) Expense. The net benefit for income taxes during the first six months of 2000 increased to $1.2 million from $0.3 million in 1999 primarily as the result of income tax benefits generated from the U.K. and Canadian operations.

Liquidity and Capital Resources

    Net cash used in operating activities for the first six months of 2000 was $8.5 million versus $14.9 million during the first six months of 1999. The decrease in cash used is attributable to higher accounts receivable collections partially offset by an increased investment in inventory and higher prepaid advertising related expenses.

    The Company's operations are not capital intensive. The Company's capital expenditures totaled $1.4 million during the first six months of 2000 and 1999. Capital expenditures for 2000 are anticipated to be approximately $3.8 million.

    The Company borrowed a net of $7.8 million on various revolving credit agreements and made $1.0 million in scheduled loan payments during the first six months of 2000.

     The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement provides for $70 million in Revolving Credit Facilities, $10 million in Term Loans and $15 million in Supplemental Loans. The Term Loans are repayable quarterly through March 31, 2002. Borrowings under the Supplemental Loans and the Revolving Credit Facilities mature on June 30, 2001 and 2002, respectively. The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory. In addition, the borrowing base can be increased as needed by $10 million over the applicable percentage of eligible receivables and inventories from March 16 through December 15 of 2000 and March 16 through June 29 of 2001 (still limited by the total amount of the facilities).

     As of June 30, 2000, the Company was in compliance with all covenants under the Senior Credit Agreement and availability under the Revolving Credit Facilities was approximately $18.9 million. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.


Forward Looking Statements

    This Management's Discussion and Analysis may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from any forward-looking statements are the success of new product introductions and promotions, changes in the competitive environment for the Company's products, changes in economic conditions, foreign exchange risk, outcome of litigation and other factors discussed in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

      There are no material changes to the disclosure on this matter made in the Company's report on Form 10-K for the year ended December 31, 1999.



                            PART II OTHER INFORMATION



ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


     10.1 Employment Agreement dated January 1, 2000 between the Company and Neil P. DeFeo.


     27   Financial Data Schedule.

 (b)  Reports on Form 8-K

       During the quarter ended June 30, 2000, the Registrant did not file any reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REMINGTON PRODUCTS COMPANY, L.L.C.


                                   By:             /s/ Kris J. Kelley
                                        --------------------------------------
                                   Kris J. Kelley, Vice President and Controller


Date:  August 14, 2000