Form 10-Q
period 2000-09-30
REMINGTON PRODUCTS CO LLC
filed 2000-11-13
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 2000.
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                        06-1451076
     -------------------------------                       --------------------
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                          Identification No.)

     60 Main Street, Bridgeport, Connecticut                             06604
     ---------------------------------------                            -------
     (Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code:    (203) 367-4400
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
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ----     ----

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX
                                      -----


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements (unaudited):

         Consolidated Balance Sheets -
            September 30, 2000 and December 31, 1999                           3

         Consolidated Statements of Operations -
            For the three and nine months ended September 30, 2000 and 1999    4

         Consolidated Statements of Cash Flows -
             For the nine months ended September 30, 2000 and 1999             5

         Notes to Unaudited Consolidated Financial Statements                  6



Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           11

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     12

         Signature                                                            13

                                  Remington Products Company, L.L.C.
                                      Consolidated Balance Sheets
                                       (unaudited in thousands)



                                                                     September 30,      December 31,
                                                                         2000               1999
                                                                     -------------      ------------
ASSETS

Current assets:

    Cash and cash equivalents                                           $ 4,944            $ 9,866
    Accounts receivable, less allowance for doubtful accounts
      of $2,104 in 2000 and $2,335 in 1999                               70,133             78,503
    Inventories                                                          89,063             55,456
    Prepaid and other current assets                                      8,692              4,051
                                                                       --------           --------
            Total current assets                                        172,832            147,876

Property, plant and equipment, net                                       11,919             12,718
Intangibles, net                                                         54,996             56,641
Other assets                                                              6,516              6,755
                                                                       --------           --------
            Total assets                                               $246,263           $223,990
                                                                       ========           ========
LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
    Accounts payable                                                   $ 29,464           $ 23,643
    Short-term borrowings                                                 4,585              5,790
    Current portion of long-term debt                                     2,965              2,323
    Accrued liabilities                                                  14,907             31,067
                                                                       --------           --------
            Total current liabilities                                    51,921             62,823

Long-term debt                                                          219,326            187,728
Other liabilities                                                         1,075              1,222

Members' deficit:
     Members' deficit                                                   (24,653)           (25,438)
     Accumulated other comprehensive income                              (1,406)            (2,345)
                                                                       --------           --------
            Total members' deficit                                      (26,059)           (27,783)
                                                                       --------           --------

            Total liabilities and members' deficit                     $246,263           $223,990
                                                                       ========           ========

            See notes to unaudited consolidated financial statements.

                                      Remington Products Company, L.L.C.
                                     Consolidated Statements of Operations
                                           (unaudited in thousands)





                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                     2000              1999              2000            1999
                                                    ------            ------            ------          ------
Net sales                                           $83,973         $ 73,050           $201,846        $176,073
Cost of sales                                        46,576           40,993            112,317          99,105
                                                    -------          -------           --------       ---------
          Gross profit                               37,397           32,057             89,529          76,968

Selling, general and administrative                  26,035           23,017             70,326          65,072
Amortization of intangibles                             497              504              1,472           1,494
                                                    -------          -------           --------       ---------
         Operating income                            10,865            8,536             17,731          10,402

Interest expense                                      6,168            5,460             17,369          15,531
Other expense                                            23              193                574             126
                                                    -------          -------           --------       ---------

         Income (loss) before income taxes            4,674            2,883               (212)         (5,255)

Provision (benefit) for income taxes                    191               30               (997)           (322)
                                                    -------          -------           --------       ---------
         Net income (loss)                           $4,483           $2,853           $    785        $ (4,933)
                                                    =======          =======           ========       =========


         Net income (loss) applicable to
            common units                             $1,462            $ 169           $ (8,017)       $(12,753)
                                                    =======          =======           ========       =========

                  See notes to unaudited consolidated financial statements.

                                       Remington Products Company, L.L.C.
                                      Consolidated Statements of Cash Flows
                                            (unaudited in thousands)




                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                      2000              1999
                                                                                     ------            ------
Cash flows from operating activities:
   Net income (loss)                                                                  $ 785            $( 4,933)

   Adjustment to reconcile net income (loss) to net cash used in operating activities:

       Depreciation                                                                   2,525               2,536
       Amortization of intangibles                                                    1,472               1,494
       Amortization of deferred financing fees                                        1,279                 995
       Deferred income taxes                                                           (396)                (32)
       Foreign currency forward loss                                                    221                 105
                                                                                    -------            --------
                                                                                      5,886                 165
       Changes in assets and liabilities:
          Accounts receivable                                                         4,012               2,033
          Inventories                                                               (37,388)            (31,908)
          Accounts payable                                                            6,245               6,447
          Accrued liabilities                                                       (15,092)             (4,276)
          Other, net                                                                  1,045              (1,485)
                                                                                   --------            --------
              Cash used in operating activities                                     (35,292)            (29,024)
                                                                                   --------            --------
Cash flows used in investing activities:

   Capital expenditures                                                              (2,452)             (2,312)
                                                                                   --------            --------
Cash flows from financing activities:

    Repayments under term loan facilities                                            (1,247)             (1,261)
    Borrowings under term loan facilities                                                 -              15,000
    Repayments under credit facilities                                              (15,797)            (18,477)
    Borrowings under credit facilities                                               51,629              37,061
    Debt issuance costs and other, net                                               (1,027)              (923)
                                                                                   --------            --------
              Cash provided by financing activities                                  33,558              31,400
                                                                                   --------            --------
              Effect of exchange rate changes on cash                                  (736)                (45)

Increase (decrease) in cash and cash equivalents                                     (4,922)                 19
Cash and cash equivalents, beginning of period                                        9,866               4,249
                                                                                   --------            --------
              Cash and cash equivalents, end of period                              $ 4,944            $  4,268
                                                                                   ========            ========
Supplemental cash flow information:
       Interest paid                                                                $11,206            $ 10,632
       Income taxes paid (refunded), net                                            $   312            $    (17)




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


2.         Recent Accounting Pronouncement

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 in the fourth quarter of 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

3.    Inventories

       Inventories were comprised of the following (in thousands):

                                              September 30,         December 31,
                                                  2000                   1999
                                              -------------         ------------
          Finished goods                        $85,996                 $53,351
          Work in process and raw materials       3,067                   2,105
                                                -------                 -------
                                                $89,063                 $55,456
                                                =======                 =======

4.    Debt

     On August 18, 2000, the Company amended its Senior Credit Agreement primarily to increase the total Revolving Credit Facilities from $70 million to $95 million. The incremental facility of $25 million matures on January 31, 2001 and will be drawn upon as needed to fund increased seasonal working capital requirements.

5.    Income Taxes

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

6.    Commitments and Contingencies

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

7.     Comprehensive Income

    Comprehensive income consists of the following (in thousands):

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                           ---------------------           --------------------
                                                           2000             1999           2000            1999
                                                           ----             ----           ----            ----
Net income (loss) per consolidated
  financial statements                                    $4,483          $2,853          $ 785          $(4,933)
Other comprehensive income:
   Foreign currency translation adjustments                 (518)             99         (2,341)            (114)
   Net unrealized hedging gain (loss)                        212            (787)         3,280             (584)
                                                          ------          ------         ------          --------
         Comprehensive income (loss)                      $4,177          $2,165         $1,724          $(5,631)
                                                          ======          ======         ======          ========


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

Results of Operations

     The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income by its North American, International and U.S. Service Stores operating segments, as well as the Company's consolidated results of operations as a percentage of net sales for the three and nine months ended September 30, 2000 and 1999.





                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                         --------------------------------          -------------------------------
                                              2000                1999                  2000               1999
                                             ------              ------                ------             ------
                                          $         %         $         %           $         %         $          %
                                         ---       ---       ---       ---         ---       ---       ---        ---
     Net Sales:
        North America                   $47.5      56.5     $34.4     47.1       $109.1      54.1     $83.1      47.2
        International                    27.4      32.7      29.3     40.0         67.4      33.4      65.9      37.4
        U.S. Service Stores               9.1      10.8       9.4     12.9         25.3      12.5      27.1      15.4
                                        -----     -----     -----    -----        -----     -----     ------    -----
                                         84.0     100.0      73.1    100.0        201.8     100.0     176.1     100.0

     Cost of sales                       46.6      55.5      41.0     56.1        112.3      55.6      99.1      56.3
                                        -----     -----     -----    -----        -----     -----     -----     -----
     Gross profit                        37.4      44.5      32.1     43.9         89.5      44.4      77.0      43.7

     Selling, general and
         administrative                  26.0      30.9      23.1     31.5         70.3      34.9      65.1      37.0

     Amortization of intangibles          0.5       0.6       0.5      0.7          1.5       0.7       1.5       0.9
                                        -----     -----     -----    -----        -----     -----     -----     -----
     Operating income (loss):
        North America                    10.0      11.9       6.8      9.3         17.7       8.8       9.8       5.5
        International                     1.9       2.3       2.6      3.6          3.5       1.8       4.0       2.3
        U.S. Service Stores               0.4       0.5       0.5      0.7          0.5       0.2       0.6       0.3
        Depreciation and amortization    (1.4)     (1.7)     (1.4)    (1.9)        (4.0)     (2.0)     (4.0)     (2.3)
                                        -----     -----     -----    -----        -----     -----     -----     ------
     Total operating income              10.9      13.0       8.5     11.7         17.7       8.8      10.4       5.8

     Interest expense                     6.2       7.4       5.4      7.5         17.4       8.7      15.5       8.8
     Other expense                         -         -        0.2      0.3          0.5       0.2       0.1        -
                                        -----     -----     -----    -----        -----     -----     -----     ------
     Income (loss) before
       income taxes                       4.7       5.6       2.9      3.9         (0.2)     (0.1)     (5.2)     (3.0)
     Provision (benefit) for
       income taxes                       0.2       0.2        -        -          (1.0)     (0.5)     (0.3)     (0.2)
                                        -----     -----     -----    -----        -----     -----     -----     ------

     Net income (loss)                   $4.5       5.4     $ 2.9      3.9         $0.8       0.4     $(4.9)     (2.8)
                                        =====     =====     =====    =====        =====     =====     ======    ======


Third Quarter Ended September 2000 Versus September 1999

     Net Sales. Net sales for the quarter ended September 30, 2000 were $84.0 million, an increase of 14.9% compared to $73.1 million for the quarter ended September 30, 1999. The increase is attributable to growth in the Company's North American operations. Sales in the International business decreased over the prior year's quarter due entirely to negative currency impacts, while sales in the U.S. Service Stores were down due to a fewer number of stores. Excluding the negative impact of foreign currencies, consolidated net sales increased 19% over the prior year's quarter.

     Net sales in North America were $47.5 million in the third quarter of 2000, an increase of 38.1% compared to $34.4 million in the third quarter of 1999. The increase reflects strong growth from new product introductions in the shaver, grooming and personal care and wellness categories, as well as increased distribution at new and existing customers across all major product categories.

     International net sales were $27.4 million for the quarter ended September 30, 2000, a decrease of 6.4% compared to $29.3 million for the quarter ended September 30, 1999. Excluding the negative impact of foreign currency, net sales in the International business actually increased 3.6% over the third quarter of 1999, primarily as a result of growth in the Company's European markets, particularly the U.K.

     Net sales through the Company's U.S. Service Stores decreased 3.2% to $9.1 million in the third quarter of 2000. This decrease was due to an average of six fewer stores open during the third quarter of 2000, due primarily to the closings associated with the Fedco retail chain closing in August 1999. This decrease is partially offset by a 2.5% increase in same store sales.

     Gross Profit. Gross profit was $37.4 million, or 44.5% of net sales for the quarter ended September 30, 2000 compared to $32.1 million, or 43.9% for the quarter ended September 30, 1999. The increase as a percentage of sales is due to a favorable product mix, primarily from increased shaver sales.

     Selling General and Administrative. Selling, general and administrative expenses were $26.0 million or 31.0% of net sales in the third quarter of 2000 compared with $23.1 or 31.5% of net sales in the third quarter of 1999. The increase in expenses is primarily due to increased investments in advertising and incremental promotion and distribution expenses associated with higher sales volume in North America. These increases were partially offset by the impact of foreign currency on the international expenses and the impact of fewer stores in the U.S. Service Stores' operations.

     Operating Income. Operating income in the third quarter of 2000 was $10.9 million compared to $8.5 million in the third quarter of 1999. Increased sales and a higher gross profit percentage in North America partially offset by an increase in selling, general and administrative expenses were the key factors for the increase in operating income.

     Interest Expense. Interest expense was $6.2 million for the third quarter of 2000 compared to $5.4 million in the third quarter of 1999. The increase in interest expense is due primarily to higher average borrowings to support the growth of the business and higher interest rates.

     Income Tax (Benefit) Expense. The net expense for income taxes was $0.2 million for the third quarter of 2000 compared to a minimal net expense in the third quarter of 1999 as a result of higher pretax income in certain foreign jurisdictions.


Nine Months Ended September 2000 Versus September 1999

     Net Sales. Net sales for the nine months ended September 30, 2000 increased 14.6% to $201.8 million compared with $176.1 million for the nine months ended September 30, 1999. Excluding the $4.9 million negative impact of foreign currencies, sales increased 17.4% over the prior year period.

     Net sales in North America were $109.1 million for the first nine months of 2000, an increase of 31.3% compared to $83.1 million for the first nine months of 1999. Sales increased in all major product categories as a result of new product introductions and increased distribution.

     International net sales were $67.4 million for the first nine months of 2000, an increase of 2.3% compared to $65.9 million for the first nine months of 1999. Excluding the negative impact of currency, net sales increased 9.7% over the first nine months of 1999 as sales were strong across most of the Company's European businesses.

     Net sales through the Company's U.S. Service Stores decreased 6.6% to $25.3 million for the first nine months of 2000 from $27.1 million for the first nine months of 1999. The decrease is due to a reduction in the number of stores in 2000 partially offset by a 2.9% increase in same store sales over the nine months ended September 30, 1999.

     Gross Profit. Gross profit for the first nine months of 2000 was $89.5 million, or 44.4% of net sales, compared with $77.0 million, or 43.7% of net sales for the first nine months of 1999. A favorable product mix, primarily from increased shaver sales, was the primary reason for the increase in the gross profit percentage.

     Selling General and Administrative. Selling, general and administrative expenses increased to $70.3 million or 34.9% of net sales compared with $65.1 million or 37.0% of net sales for the first nine months of 1999 primarily as a result of increased investments in advertising and promotion. These increases were partially offset by the impact of fewer stores in the U.S. Service Stores' operations and the impact of foreign currency on the international expenses. Total operating expenses decreased as a percentage of sales as a result of higher sales volume.

     Operating Income. The operating income for the first nine months of 2000 was $17.7 million compared to operating income of $10.4 million for the first nine months of 1999. The increase in operating income is due to higher sales and margins partially offset by an increase in selling, general and administrative expenses.

     Interest Expense. Interest expense increased to $17.4 million for the first nine months of 2000 compared to interest expense of $15.5 million for the first nine months of 1999 due to higher average borrowings and higher interest rates.

     Income Tax (Benefit) Expense. The net benefit for income taxes during the first nine months of 2000 increased to $1.0 million from $0.3 million in 1999. The benefit is due to the recognition of certain prior year tax refunds as well as seasonal losses generated in certain international jurisdictions.

Liquidity and Capital Resources

     Net cash used in operating activities for the first nine months of 2000 was $35.3 million versus $29.0 million during the first nine months of 1999. Cash generated from higher net income was offset by cash used to fund increased working capital requirements.

     The Company's operations are not capital intensive. During the first nine months of 2000 and 1999, the Company's capital expenditures totaled $2.5 million and $2.3 million, respectively. Capital expenditures for 2000 are anticipated to be approximately $3.2 million.

     The Company borrowed a net of $35.8 million on various revolving credit agreements and made $1.3 million in scheduled loan payments during the first nine months of 2000.

     The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The Senior Credit Agreement was amended on August 18, 2000 to provide an incremental facility of $25 million, thereby increasing the Revolving Credit Facilities from $70 million to $95 million. The Senior Credit Agreement continues to provide for $10 million in Term Loans and $15 million in Supplemental Loans. The Term Loans are repayable quarterly through March 31, 2002. Borrowings under the Supplemental Loans mature on June 30, 2001. Borrowings under the incremental Revolving Credit Facility of $25 million and the original facility of $70 million are due on January 31, 2001 and June 30, 2002, respectively. The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory. In addition, the borrowing base can be increased as needed by $10 million over the applicable percentage of eligible receivables and inventories from March 16 through December 15 of 2000 and March 16 through June 29 of 2001 (still limited by the total amount of the facilities).

     As of September 30, 2000, the Company was in compliance with all covenants under the Senior Credit Agreement and availability under the Revolving Credit Facilities was approximately $21.0 million. The Company believes that cash generated from operations and borrowing resources, coupled with its ability to refinance certain debt, will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

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

                            PART II OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   Financial Data Schedule.

 (b)  Reports on Form 8-K

     (i) On August 24, 2000, the Company filed a Current Report on Form 8-K, reporting under Item 2 the Seventh Amendment dated as of August 18, 2000, to the Credit and Guarantee Agreement, dated as of May 23, 1996, among Remington Products Company, L.L.C., certain of its subsidiaries and various lending institutions.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REMINGTON PRODUCTS COMPANY, L.L.C.


                                  By:              /s/ Kris J. Kelley
                                     ------------------------------------------
                                  Kris J. Kelley, Vice President and Controller

Date:  November 13, 2000