Form 10-K
period 2000-12-31
REMINGTON PRODUCTS CO LLC
filed 2001-03-28
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   06-1451076
--------------------------------------          -----------------------------
(State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                      Identification No.)

60 Main Street, Bridgeport, Connecticut                     06604
---------------------------------------                  -----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (203)  367-4400
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each class           Name of each exchange on which registered
                None                                 None
----------------------------------   -----------------------------------------

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                 11% Series B Senior Subordinated Notes due 2006
                 -----------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ----  ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

ITEM 1.  Business

General

     Remington Products Company, L.L.C. and its wholly-owned subsidiaries (the "Company" or "Remington") is a leading consumer products company focusing on the development and marketing of personal care products. The Company designs and distributes electric shavers and accessories, grooming products, hair care appliances, wellness products and other small electrical consumer products.

     The Company is a Delaware limited liability company that will continue in existence until December 31, 2016 or dissolution prior thereto as determined under the Company's Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"). The Company was formed by Vestar Shaver Corp. and RPI Corp. ("RPI") to acquire the operations of Remington Products Company and its subsidiaries ("RPC") in May of 1996. Vestar Razor Corp. was formed in May of 1996 to hold an interest in the Company. Vestar Shaver Corp. and Vestar Razor Corp. (together, the "Vestar Members") are wholly owned by Vestar Equity Partners, L.P. ("Vestar"), an institutional equity capital fund and affiliate of Vestar Capital Partners ("Vestar Capital").

Description of Business

     The Company distributes its products through three operating segments which are comprised of 1) the North American segment, which sells product through mass-merchant retailers, department stores and drug store chains throughout the United States and Canada, 2) the International segment, which sells product through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment consisting of Company-owned and operated service stores throughout the United States. Additional financial information relating to Remington's three operating segments is set forth in Note 14 (Business Segment and Geographic Information) of the "Notes to the Consolidated Financial Statements" of the Company appearing elsewhere herein.

Products

     The Company's principal personal care products consist of the following product categories:

     Shaver and Grooming Products. The Company distributes a complete line of shaver and grooming products. The Company's primary men's electric shavers consist of the MicroScreen(R) line of single, dual and triple foil shavers as well as the MicroFlex(R) line of rotary shavers marketed in North America and the Fast Track(R) line of rotary shavers marketed internationally. In addition, the Company also has the Intercept(R) line of premium shavers, primarily marketed internationally, and certain specialty shavers such as the "Wet/Dry Sport" shaver. The women's electric shaver category includes a full line of women's Smooth & Silky(R) wet/dry shavers as well as epilators. The Company distributes electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), preshave products and cleaning agents. Grooming products consist of the Precision(R) line, including beard and mustache trimmers, nose hair and ear hair trimmers, and personal groomers, which offer a selection of grooming accessories, as well as a line of home haircut kits. Shaver and grooming products accounted for approximately 52%, 48% and 49% of the Company's net sales for the years ended December 31, 2000, 1999 and 1998, respectively.

     Hair Care and Wellness. The hair care products consist of hair dryers, hairsetters, curling irons, hot air brushes and lighted mirrors. The hair dryer category includes the Company's Vortex(R) hair dryers, Pro Air(R) chrome dryers and a line of fashion dryers. The Company's hairsetter products include the Remington Express Set(R) hairsetter and the Smart Setter(R) hairsetter, both of which incorporate proprietary technologies of color change and wax core. Wellness products primarily consist of Remington's Spa Therapy Collection(TM) and include paraffin wax hand spas, foot spas, facial steamers and manicure kits. Hair care and wellness products accounted for approximately 31%, 30% and 28% of the Company's net sales for the years ended December 31, 2000, 1999 and 1998, respectively.

     Other Products. Remington sells a variety of Remington and non-Remington brand personal care products through the Company's service stores, and also distributes other small appliances, such as vacuums, in certain markets.

Distribution

     The Company's products are sold in the United States and internationally in over 85 countries through mass merchandisers, catalog showrooms, drug store chains and department stores, in addition to the Company's service stores.

     In the United States, the Company sells products through mass-merchant retailers such as Wal-Mart, K-Mart and Target, department stores such as Sears, Federated and Kohls, drug store chains including Walgreens, Rite Aid and Eckerd, and Remington's own service stores. Throughout the United States, the Company's products are sold in excess of 20,000 retail outlets. In addition, the Company markets and distributes its products through television direct to consumer retailing with QVC and the Home Shopping Network and Internet retailers such as drugstore.com, as well as the Company's own website, remington-products.com.

     On a worldwide basis, Wal-Mart accounted for approximately 25%, 22% and 19% of the Company's net sales during the years ended December 31, 2000, 1999 and 1998, respectively. No other customer accounted for more than 10% of the Company's net sales in the three year period ended December 31, 2000.

U.S. Service Stores

     As of March 1, 2001, the Company owned and operated a chain of 89 service stores in the United States. During 2000 there were an average of 93 stores open compared to an average of 99 stores in 1999 and 97 stores in 1998. The stores are primarily located in shopping malls and outlet malls and sell and service a variety of Remington and non-Remington shavers, personal care and other products. The service stores also oversee sales of replacement parts to approximately 300 independent authorized shaver service dealers across the United States. In 2000, 1999 and 1998 the Company's U.S. Service Stores segment generated approximately 12%, 14% and 16%, respectively, of the Company's net sales.

Suppliers

     All of the Company's finished goods inventories are manufactured for the Company by third party suppliers primarily located in China and Japan. The Company maintains ownership of tools and molds used by many of its suppliers. The Company's most significant suppliers, Izumi Products, Inc., Fourace Industries, Ltd. and Raymond Industrial Ltd., accounted for approximately 54% of the Company's overall cost of sales in 2000. Remington has had a relationship with its suppliers for many years and management considers its present relationships to be good.

     During 1998, the Company ceased the assembly of foil shavers in Bridgeport, Connecticut. The Company continues to manufacture foil cutting systems in Bridgeport using proprietary cutting technology and a series of specially designed machines. These systems are then shipped to third party suppliers for inclusion in the finished product.

Research and Product Development

     The Company believes that research and development activities are an important part of the Company's business and are essential to its long-term prospects. Research and development efforts at Remington allow the Company to maintain its unique manufacturing strength in cutting systems for shavers. The Company is continuously pursuing new innovations for its line of shavers including foil improvements and new cutting and trimmer configurations. The Company also devotes resources to the development of new technologies for hair care, grooming and wellness products.

     During 2000, 1999 and 1998, research and development expenditures by the Company amounted to approximately $4.2, $4.0 and $4.3 million, respectively.

Patents and Trademarks

     The Company owns approximately 112 patent and patent applications in various countries for both design and utility. The Company's patents primarily cover electric shavers, cutting and trimming mechanisms and hair care and wellness products. In addition, the Company maintains over 1,400 different trademarks around the world, which are utilized in connection with its products.

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

Competition

     The Company operates in highly competitive markets. Competition for retail sales to consumers is based on several factors, including brand name recognition, value, quality, price and availability. Primary competitive factors with respect to selling such products to retailers are brand reputation, product categories offered, broad coverage within each product category, support and service in addition to price.

     Remington competes with established companies, such as Philips Electronics, N.V. ("Philips") and The Gillette Company, in the electric shaver and grooming markets. The Company's major competitors in the hair care and wellness markets are Conair and Helen of Troy. There are no substantial regulatory barriers to entry for new competitors in the personal care products industry. However, companies that are able to maintain, or increase the amount of retail shelf space allocated to their respective products may gain a competitive advantage.

     The rotary shaver market is significant outside the United States. The continued expansion of sales of the Company's rotary shavers outside the United States will be affected by, among other factors, the outcome of ongoing legal actions between the Company and Philips with respect to trademarks and designs registered by Philips outside the United States. See Item 3. Legal Proceedings.

Employees

    As of March 1, 2001, the Company employed approximately 830 people worldwide of which approximately 100 were employed part-time in the Company's service stores. None of the Company's employees are represented by a union. Remington believes relations with its employees are good.

Environmental Matters

     The Company's manufacturing operations in Bridgeport, Connecticut are subject to federal, state and local environmental laws and regulations. The Company believes it is in substantial compliance with all such environmental laws, which are applicable to its operations. In addition, as part of routine reporting requirements in connection with past property transfers, the Company has reported to the Connecticut Department of Environmental Protection (the "CTDEP") that it has detected petroleum, metals and solvent compounds in soil and ground water samples taken from its Bridgeport facility. The general remedial strategies have been selected by the Company and those strategies which require CTDEP approvals have been submitted for approval. All other strategies do not require approval for implementation. In addition to its ongoing program of environmental compliance, the Company has provided reserves to cover the anticipated costs of the remediation required at its Bridgeport facility to be incurred over the next three to five years. The Company believes that any required change to the reserves due to the inherent uncertainties as to the ultimate costs for the remediation activities which are eventually undertaken would not be material to the Company's financial position or results of operations.

International Operations and Distribution

     Remington's international segment generated approximately 31%, 36% and 36% of the Company's net sales in 2000, 1999 and 1998, respectively. The Company's international network of subsidiaries and distributors currently extends to over 85 countries worldwide. The Company distributes its products through direct sales forces located in the United Kingdom, Germany, Italy, France, Sweden, Holland, Ireland, Australia, New Zealand and South Africa. In all other parts of the world the Company distributes its products through local distributors.

     The Company distributes products internationally through department stores, catalog showrooms, mass merchandisers, drug stores, specialized shaver shops and mail order distributors as well as through the Company's 11 service stores in the United Kingdom. In June 2000, the Company sold its 12 service stores in Australia.

     Additional financial information relating to Remington's international operations is set forth in Note 14 (Business Segment and Geographic Information) of the "Notes to Consolidated Financial Statements" of the Company appearing elsewhere herein.

ITEM 2.  Properties

     The following table sets forth information as of March 1, 2001 concerning the principal facilities of the Company.

Facility                   Function                              Square Feet

Bridgeport, CT             Headquarters (Owned)                       40,000
Bridgeport, CT             Manufacturing (Owned)                     167,000

     In addition to these properties, Remington leases offices and/or warehouse space in the United States, Canada, the United Kingdom, Germany, France, Italy, Ireland, Australia, New Zealand, South Africa, Hong Kong and China. Remington also leases retail space for its 100 service stores, of which 89 are in the United States and 11 are in the United Kingdom. Leases for service stores generally extend up to five years. The majority of the leases contain escalation clauses, which provide for increases in rent to enable the lessor to recover future increases in certain operating costs. Certain leases require additional payments based on sales volume.

ITEM 3.  Legal Proceedings

Philips Electronics NV v. Remington Consumer Products Limited

     This action involves a claim by Philips, that Remington's sale of rotary shavers in the United Kingdom infringed plaintiff's design patent and trademark. Plaintiff is seeking an injunction and damages on all rotary shavers sold by Remington. Remington is vigorously defending the action. Pursuant to the judgment after trial, the court found that Remington did not infringe Plaintiff's design patent or trademark and that Plaintiff's trademark was invalid. Plaintiff appealed the judgment with respect to the trademark issue and on May 5, 1999, the Court of Appeal, in a "provisional view," upheld the decision of the High Court that there was no infringement by Remington of the registered trademark and that the registered trademark was invalid. The Court of Appeal held that the issues between the parties raised difficult questions of construction of the Trademark Directive of the European Community (the "Directive") and referred seven questions relating to the construction of the Directive to the European Court of Justice for its opinion. Oral argument before the European Court of Justice occurred on November 29, 2000. On January 23, 2001, the Advocate General to the European Court of Justice delivered his opinion in the case to the court, to the effect that the Directive must be interpreted to mean that, if the essential features of a shape serve the achievement of a technical result, the shape cannot be the subject of a valid trademark registration. In so doing, the Advocate General supported the position advanced by Remington in the case. The Advocate General also noted in his opinion that this interpretation is not effected by the possibility that alternative rotary shaver head designs may exist that could achieve the rotary shaving function. The opinion of the European Court of Justice is expected some time in the first six months of 2001 although no assurance can be given in this regard. This opinion will be forwarded to the Court of Appeal which will, in turn, bring its provisional judgment of May 5, 1999 into line with that opinion.

     Due to the limited number of rotary shavers sold by Remington in the United Kingdom, the potential damages, even if Remington loses the suit, are not material. Furthermore, pursuant to the terms of an agreement with Izumi Products Company ("Izumi") dated April 1, 1996, all expenses and losses (including any potential damages) arising from or in connection with this litigation will be shared equally with Izumi.

     On February 15, 2000, Philips commenced a second action against Remington in the High Court of Justice of the United Kingdom in a suit captioned Koninklijke Philips Electronics NV and Remington Consumer Products Limited. The second suit alleges that the sale of Remington rotary shavers infringes Philips' registered trademark. Philips seeks injunctive relief, mandatory delivery or destruction of the allegedly infringing articles, damages, and other relief. This second case differs from the first action described above only in that it involves a registered trademark which differs in minor respects from the registered trademark at issue in the first action. The Company believes that the issues are the same in both actions and the outcome of the second action will ultimately be determined based on the outcome of the first action. The second suit has been stayed by agreement of the parties pending the determination of the European Court of Justice in the first action.

Philips Electronics NV v. Remington Products Australia Pty., Ltd.

     This action involves a claim by Philips, that Remington's sale of rotary shavers in Australia infringes Plaintiff's registered design and trademarks. Plaintiff had obtained a preliminary injunction (which was subsequently lifted) and is seeking a permanent injunction and damages with respect to all rotary shavers sold by Remington in Australia. Remington is vigorously defending the action. On June 18, 1999, the Australian Federal Court held that: (a) there was no trademark or design infringement by Remington; (b) there was no obvious or fraudulent imitation by Remington of Philips' registered design; (c) there was no misleading or deceptive conduct by Remington; and (d) Remington had not engaged in unfair competition. The Court also lifted the injunction. In response to Remington's cross-claim, the Court declined to declare that the Philips' pending trademark application was invalid or to require that Philips' registered design or pending trademark application be removed from the appropriate Registers. Philips appealed all of the findings of the Australian Federal Court, which appeal was heard on February 28, 29, and March 1, 2000. On June 30, 2000, the Full Federal Court dismissed the appeal by Philips. On July 28, 2000, Philips filed an Application for Special Leave to Appeal to the High Court of Australia. A hearing with respect to such Application is scheduled to be held at the High Court on April 6, 2001, and the High Court will thereafter determine whether or not to grant Philips leave to appeal. Such appeal, if granted, would probably be heard by the High Court either later in 2001 or early in 2002.

     Due to the limited number of rotary shavers sold by Remington in Australia, the potential damages, even if Remington loses the suit, are not material. Furthermore, pursuant to the terms of an agreement with Izumi dated April 1, 1996, all expenses and losses (including any potential damages) arising from or in connection with this litigation will be shared equally with Izumi.

Remington  Consumer  Products  Limited v.  Koninklijke  Philips  Electronics  NV
(France)

     This action involves a preemptive claim filed by Remington against Philips in the Paris First Instance Court on May 17, 2000, seeking the nullification of Philips rotary shaver head trademarks in France. On or about October 4, 2000, Philips filed a Writ of Summons with the Paris Lower Civil Court asserting trademark infringement against Remington and seeking an injunction and damages with respect to all rotary shavers sold by Remington. Remington is vigorously defending the action.

     On or about October 26, 2000, Philips filed a second Writ of Summons in the Paris Lower Civil Court seeking a preliminary injunction to prohibit Remington from selling its rotary shavers. The hearing in this matter occurred on November 15, 2000 and, on December 4, 2000, the Court issued its order denying Philips' request for an injunction. On December 22, 2000, Philips filed a Writ of Summons with the Paris Court of Appeal seeking the injunction referred to above. The hearing in this matter occurred on January 10, 2001 and, on February 7, 2001, the Court of Appeal affirmed the denial of Philips' request for an injunction. A trial on the merits in the principal action is expected to occur later in 2001.

     Due to the limited number of rotary shavers sold by Remington in France, the potential damages, even if Remington loses the suit, are not material. Furthermore, pursuant to the terms of an agreement with Izumi dated March 31, 2000, all expenses and losses (including any potential damages) arising from or in connection with the litigation will be shared equally with Izumi.

     Remington Consumer Products Limited v. Koninklijke Philips Electronics NV (Italy)

     This action involves a preemptive claim filed by Remington against Philips in the Tribunal of the City of Milan on May 15, 2000, seeking the nullification of Philips' rotary shaver head trademarks in Italy and a declaration that the sale of rotary shavers by Remington does not constitute trademark infringement or unfair competition on the part of Remington. On or about November 15, 2000, Philips filed a Writ of Summons with the Court asserting infringement against Remington and seeking an injunction and damages with respect to all rotary shavers sold by Remington. Remington is vigorously defending the action. A hearing on the matter was held on March 6, 2001 at which time Philips withdrew the suit.

     Due to the limited number of rotary shavers sold by Remington in Italy, the potential damages, even if Remington loses the suit, are not material. Furthermore, pursuant to the terms of an agreement with Izumi dated March 31, 2000, all expenses and losses (including any potential damages) arising from or in connection with the litigation, will be shared equally with Izumi.

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

ITEM 4.   Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of securities holders during the fourth quarter of 2000.


                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information

     The  Company's  capital  structure  consists of common  units (the  "Common
Units"), which represent the common equity of the Company, and preferred members' equity (the "Preferred Equity"), together, with the Common Units, the "Equity". There is no established public trading market for the Equity.

(b) Holders

     As of March 1, 2001, there were two beneficial owners of the Equity.

(c) Dividends

     No cash distributions have been paid with respect to the Equity since its inception in May 1996. In addition, the Company's long-term debt arrangements, which are discussed in Note 6 of the "Notes to Consolidated Financial Statements," significantly restrict the payment of dividends.

(d) Recent Sales of Unregistered Securities

    None.


ITEM 6.   Selected Financial Data

     The following table summarizes selected financial information and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein (in thousands):



                                                              Successor                               Predecessor(1)
                                 -------------------------------------------------------------------- --------------
                                     Year         Year          Year            Year          Year        21 Weeks
                                    Ended         Ended         Ended           Ended         Ended         Ended
                                 December 31,  December 31,  December 31,    December 31,  December 31,    May 23,
                                     2000          1999         1998             1997         1996          1996
                                 ------------  ------------  ------------    ------------  ------------  ---------
Statement of  Operations Data:

Net sales                          $365,149      $318,766    $268,357         $241,572      $185,286      $ 56,713

Operating  income (loss)             38,255        29,120       6,016 (2)       14,146        12,508       (16,951)
Interest expense                     24,774        21,723      20,499           19,318        12,164         2,228

Net income (loss) (3)                12,737         6,035     (15,337)          (7,923)       (3,172)      (18,191)

Depreciation and amortization         5,753         5,555       5,169            4,767         2,379         2,005

Balance Sheet Data (at period end):

Working capital                    $106,039       $85,053     $68,294          $76,361      $ 77,860           N/A

Total assets                        242,487       223,990     195,727          205,245       214,823           N/A

Total debt                          203,266       195,841     187,668          181,240       171,631           N/A


Cumulative  Preferred Dividend (4)   44,835        32,921      22,336           12,932         4,576

 ------------------------------
(1) Represents financial data of RPC, the "predecessor" company, prior to May 23, 1996.
(2) Includes non-recurring charges related to restructuring and reorganization activities of $9.6 million.
(3) Due to the fact that the Company is a limited liability company ("L.L.C.") federal income taxes on net earnings of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for federal income taxes for the Company. However, certain state and local jurisdictions do not recognize L.L.C. status for taxing purposes and require taxes to be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes.
(4) Dividend payments are subject to restrictions by the terms of the Company's debt agreements. See Note 6 of the "Notes to Consolidated Financial Statements."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

     The following table sets forth the Company's consolidated statements of operations, including net sales by its North American, U.S. Service Stores, and International operating segments, as well as the Company's consolidated results of operations expressed as a percentage of net sales for the years ended December 31, 2000, 1999 and 1998 (in millions except for percentages). The discussion should be read in connection with the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.

                                            2000                            1999                         1998
    Net Sales:                      ------------------             --------------------         --------------------
                                       $           %                  $             %              $            %
     North America                   $207.6       56.9             $158.3          49.7         $130.4         48.6
     International                    114.8       31.4              116.1          36.4           95.6         35.6
     U.S. Service Stores               42.7       11.7               44.4          13.9           42.4         15.8
                                    -------      -----              -----         -----        -------       ------
                                      365.1      100.0              318.8         100.0          268.4        100.0
     Cost of sales                    201.7       55.2              176.3          55.3          159.2(1)      59.3
                                    -------      -----              -----         -----        -------       ------
     Gross profit                     163.4       44.7              142.5          44.7          109.2         40.7

     Selling, general and
       administrative expenses        123.1       33.8              111.4          34.9           94.4         35.2
     Restructuring and
       reorganization charge            -           -                 -             -              6.8          2.5
     Intangible amortization            2.0        0.5                2.0           0.6            2.0          0.7
                                    -------      -----              -----         -----        -------       ------

     Operating income                  38.3       10.5               29.1           9.2            6.0          2.3

     Interest expense                  24.8        6.8               21.7           6.8           20.5          7.6
     Other expense                      0.4        0.1                0.2           0.1            0.4          0.2
                                     ------      -----              -----         -----        -------       ------
     Income (loss)before
       income taxes                    13.1        3.6                7.2           2.3         (14.9)        (5.5)
     Provision for income taxes         0.4        0.1                1.2           0.4           0.4          0.2
                                     ------      -----              -----         -----        -------       ------

     Net income (loss)               $ 12.7       3.5%              $ 6.0          1.9%        $(15.3)       (5.7)%
                                     ======      =====              =====         =====        =======       ======

(1) Includes a $2.8 million charge for inventory write-downs related to restructuring and reorganization activities.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     Net Sales. Net sales for the year ended December 31, 2000 were $365.1 million, an increase of 15% compared to $318.8 million for the year ended
December 31, 1999. This increase is attributable to the North American operations which experienced continued strong growth. Net sales in the International business decreased over the prior year as a result of negative currency impacts and the U.S. Service Stores segment decreased as a result of fewer stores. Before the negative impact of foreign currency translation, consolidated net sales increased 18% over the prior year.

     Net Sales in North America for the year ended December 31, 2000 increased 31% to $207.6 million compared to $158.3 million for the year ended December 31, 1999 as major product lines experienced strong growth. Shaver and grooming sales increased primarily as a result of new product introductions in both the men's and women's shaver lines, the continued strong performance of the Precision(R) line of beard and mustache trimmers and the 1999 introduction of the personal groomer. The hair care category experienced significant increases in hair dryer sales which were primarily driven by a continued demand for the Vortex(R) hairdryer, while the increased sales of wellness products were led by a strong demand for the newly introduced models of paraffin wax hand spas.

     International net sales were $114.8 million for the year ended December 31, 2000, a decrease of 1% compared to $116.1 million for the year ended December 31, 1999. Excluding the $12.1 million negative impact of foreign currency translations, net sales in the International business actually increased 9% primarily as a result of growth in the Company's European markets, particularly the United Kingdom, Germany, Italy and Ireland. This growth is reflected in all major product categories as a result of new product introductions and increased distribution.

     Net sales through the Company's U.S. Service Stores decreased 4% to $42.7 million for the year ended December 31, 2000 compared to $44.4 million for the year ended December 31, 1999. The decrease was due to an average of six fewer stores open during the year ended December 31, 2000. Same store sales, defined as all stores operating for twelve months in 2000 and in 1999, increased 3.6% from 1999 to 2000.

     Gross Profit. Gross profit was $163.4 million or 44.7% of net sales for the year ended December 31, 2000 compared to $142.5 million or 44.7% of net sales for the year ended December 31, 1999. The gross profit percentage in North America increased in 2000 primarily due to an improved product mix and the impact of the Company's continuous cost reduction efforts. This increase was offset by a decrease in the International percentage which was caused primarily by the strengthening of the U.S. dollar against foreign currencies as purchases are made in U.S. dollars. The gross profit percentage in the Company's U.S. Service Stores for the year ended 2000 remained consistent with 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $123.1 million for the year ended December 31, 2000 compared with $111.4 million for the year ended December 31, 1999. Despite an increased investment in advertising and promotion, total selling, general and administrative expenses decreased as a percentage of sales from 34.9% in 1999 to 33.8% in 2000 primarily as a result of the higher sales in 2000.

     Operating Income. Operating income for the year 2000 increased to $38.3 million or 10.5% of net sales compared to $29.1 million or 9.2% of net sales in 1999. The increase in operating income is attributable to the increased sales and lower selling, general and administrative expenses as a percentage of sales.

     Interest Expense. Interest expense was $24.8 million for the year ended December 31, 2000 compared to $21.7 million for the year ended December 31, 1999. The increase is due to higher average borrowings and higher interest rates during 2000, as well as higher amortization of deferred financing fees.

     Provision for Income Taxes. The net expense for income taxes was $0.4 million for the year 2000 compared to a net expense of $1.2 million in 1999. The decrease is due to lower pretax earnings in the International segment and the recognition of certain foreign tax refunds related to prior years.

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

     Net sales for the International business increased 21% to $116.1 million in 1999 compared to $95.6 million in 1998. Increases were noted in all major countries, particularly the United Kingdom, Australia and Germany. Net sales in 1999 were negatively impacted by unfavorable exchange rates compared to 1998 by approximately $2.4 million, primarily in the U.K. and Germany.

     Net sales by the Company's U.S. Service Stores were $44.4 million for the year ended December 31, 1999 compared to $42.4 million in 1998, despite a decrease in the number of stores. During 1999, the Company closed a net of ten stores, bringing the total number of U.S. stores to 94 at December 31, 1999. Among the stores closed were ten service stores located within the California based Fedco chain which were closed in August 1999 in conjunction with the closing of the Fedco chain. Same store sales increased 4% from 1998 to 1999. Same store sales are defined as all stores operating for twelve months in 1999 and in 1998 except the ten Fedco stores which includes the first eight months of 1999 and the comparable eight months of 1998.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $111.4 million for the year ended December 31, 1999, compared to $94.4 million for the year ended December 31, 1998, as investments in advertising, promotion and product development continued and as distribution increased primarily as a result of higher volume. Selling, general and administrative expenses, as a percentage of net sales, decreased to 34.9% in 1999 compared to 35.2% in 1998.

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

Liquidity and Capital Resources

     For the year ended December 31, 2000, the Company used approximately $3.9 million in cash for operating activities, compared to $2.0 million of cash provided by operating activities in 1999. The decrease in cash flow from operations in 2000 is the result of higher working capital levels necessary to fund the Company's growth.

     The Company's operations are not capital intensive. During 2000 and 1999, the Company's capital expenditures, including tooling for new products, amounted to $4.4 million and $3.5 million, respectively. Capital expenditures for 2001 are anticipated to be approximately $5.0 million.

     During 2000, the Company's total borrowings, excluding currency impacts, increased by $10.6 million. However, excluding currency impacts, cash increased by $1.2 million over 1999, thereby increasing net borrowings by $9.4 million.

     The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Senior Credit Agreement. The original Senior Credit Agreement provides for $70.0 million in Revolving Credit Facilities and $10.0 million in Term Loans. The Revolving Credit Facility is due on June 30, 2002 and is subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory. In addition, the borrowing base can be increased as needed by $10.0 million over the applicable percentage of eligible receivables and inventories from March 16 through June 29 of 2001 (still limited by the total amount of the facilities). The Term Loans are repayable quarterly and mature on March 31, 2002.

     The Senior Credit Agreement was amended to provide $15.0 million in Supplemental Loans and a temporary Incremental Revolving Credit Facility of $25.0 million to help fund the Company's seasonal working capital needs. As required, borrowings under the Incremental Revolving Credit Facility were paid off as of January 31, 2001, and the Supplemental Loans are due on June 30, 2001. Additional information with respect to the Company's borrowings is included in
Note 6 of the "Notes to the Consolidated Financial Statements" of the Company appearing elsewhere herein.

     Given the significant growth experienced by the Company since 1997, the Senior Credit Agreement is no longer adequate to meet the Company's working capital needs. Further, based on current forecasts, the Company will be in violation of certain covenants set forth in the Senior Credit Agreement later this year. As a result of these two factors, the Company is presently preparing an offering of additional senior subordinated notes on terms that are substantially similar to the terms of the outstanding senior subordinated notes, and is also negotiating the terms of a new senior credit facility to replace the existing Senior Credit Agreement. There can be no assurance, however, that the Company will successfully issue the senior subordinated notes or negotiate a new senior credit facility. In the event that the Company is unsuccessful in one or both of these transactions, it will evaluate other refinancing alternatives including, among other alternatives, seeking to amend the existing Senior Credit Agreement. There can be no assurance that the Company would ultimately be successful in amending the Senior Credit Agreement or in any other refinancing efforts.

Seasonality

     Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives on average 40% of its annual net sales in the fourth quarter of each year. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year. In addition, Christmas orders from retailers are often made late in the year, making forecasting of production schedules and inventory purchases difficult. Any adverse change in the Company's results of operations in the fourth quarter would have a material adverse effect on the Company's financial condition and results of operations for the year.

Inflation

     In recent years, inflation has not had a material impact upon the results of the Company's operations.

EURO Conversion

     On January 1, 1999, eleven of fifteen member countries of the European Union entered a three year transition phase during which one common legal currency (the "euro") was introduced. Beginning in January 2002, new euro-denominated bills and coins will be issued, and local currencies will be removed from circulation. The Company's international businesses affected by the euro conversion comprise approximately 6% of the Company's net sales for the year ended December 31, 2000. The Company has addressed the issues raised by the euro currency conversion, which include, among others, the need to adapt computer and financial systems and business processes to accommodate euro-denominated transactions and the impact of one common currency on pricing. Management believes the introduction of the euro has had no significant impact to date on financial position, results of operations and cash flows and is not expected to have a significant impact in the future. Management will continue to monitor this impact.

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


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks, which include changes in interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar. The Company has an established foreign exchange risk management policy and, in the normal course of business, uses derivative financial instruments, primarily foreign currency forward contracts, to manage its foreign currency risk. The Company uses these instruments only for risk management purposes and does not use them for speculation or for trading.

     The Company measures its interest rate risk and foreign currency risk, as outlined below, utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical 10% change in interest rates and currency exchange rates. The Company uses year-end market rates on its financial instruments to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension were not included in the analysis.

     Interest Rate Risk. The Company's debt portfolio is comprised of fixed rate debt consisting of $130.0 million of Senior Subordinated Notes and approximately $73.0 million of variable rate debt, primarily borrowings under the Senior Credit Agreement. For further details, refer to Note 6, of the "Notes to the Consolidated Financial Statements" of the Company appearing elsewhere herein.

     The Company's primary interest rate exposures relate to its fixed and variable rate debt, and any cash holdings. For the purposes of the sensitivity analysis, the potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate sensitive exposures resulting from an immediate 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest expense over a one year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates does not have a material impact on the fair values, cash flows or earnings of the Company for either 2000 or 1999.

     Foreign Currency Risk. Foreign currency risk is managed by the use of foreign currency forward contracts. The Company's principal currency exposures are in British pounds, Australian and Canadian dollars and the euro.

     The Company's primary currency rate exposures relate to its intercompany debt, cash and foreign currency forward contracts. For the purposes of this sensitivity analysis, the potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% shift in currency exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% change in currency exchange rates. A hypothetical 10% change in the currency exchange rates does not have a material impact on the fair values, cash flows or earnings of the Company for either 2000 or 1999.


ITEM 8.   Financial Statements and Supplementary Data

     The Company's financial statements and supplementary data are included elsewhere herein as outlined on page F-1.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant.

     The following table sets forth certain information as of March 1, 2001 with respect to each executive officer of the Company and individuals who are directors on the Remington Management Committee.


Name                                Age              Positions and Offices
----                                ---              ---------------------
Neil P. DeFeo                       54               Chief Executive Officer, President and Director
Joel K. Bedol                       49               Vice President, General Counsel and Secretary
Wilan van den Berg                  39               Executive Vice President International
Ann T. Buivid                       48               President, U.S. Personal Care and Wellness Division
Alexander R. Castaldi               50               Executive Vice President, Chief Financial and Administrative Officer
Lawrence D. Handler                 55               President, Remington Service Stores
Lester C. Lee                       41               President, U.S. Shaver and Grooming Division
Timothy G. Simmone                  35               Senior Vice President, Chief Technical Officer
Victor K. Kiam, II                  74               Chairman and Director
Norman W. Alpert                    42               Director
William B. Connell                  60               Director
Stephen P. Donovan, Jr.             60               Director
Victor K. Kiam, III                 41               Director
Kevin A. Mundt                      47               Director
Arthur J. Nagle                     62               Director
Daniel S. O'Connell                 46               Director
Robert L. Rosner                    41               Director
Steven M. Silver                    32               Director


     Neil P. DeFeo has been Chief Executive Officer, President and a Director of the Company since January 1997. From 1993 to 1996, Mr. DeFeo was Group Vice President, U.S. Operations of The Clorox Company. For 25 years prior to 1993, Mr. DeFeo worked for Procter & Gamble in various executive positions, including Vice President and Managing Director, Worldwide Strategic Planning, Laundry and Cleaning Products. Mr. DeFeo is a director of Cluett American Investment Corporation, a Company in which Vestar or its affiliates has a significant equity interest, Driscoll's Strawberry Association, Inc. and Manhattan College.

     Joel K. Bedol was appointed Vice President, General Counsel and Secretary of Remington in January 2000. From 1992 to 1999, Mr. Bedol was Executive Vice President, General Counsel and Secretary of Nine West Group, Inc.

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

     Ann T. Buivid was appointed to the position of President, U.S. Personal Care and Wellness Division in January 2000. Ms. Buivid previously held the position of Vice President Worldwide Marketing and New Business Development of Remington to which she was appointed in September 1998. From 1995 to 1998, Ms. Buivid was Vice President, North American Marketing and New Business Development, for the Household Products Group of Black & Decker Inc. Ms. Buivid is currently a director of The Boyds Collection, Ltd.

     Alexander R. Castaldi was appointed to the position of Executive Vice President, Chief Financial and Administrative Officer of the Company in January 2000. Mr. Castaldi held the title Executive Vice President and Chief Financial Officer of Remington since November 1996. From 1995 to 1996, Mr. Castaldi was Vice President and Chief Financial Officer of Uniroyal Chemical and from 1990 to 1995, he held the position of Senior Vice President and Chief Financial Officer of Kendall International, Inc.

     Lawrence D. Handler has been President, Remington Service Stores, since June 1996 and was Vice President and Chief Financial Officer of Remington Service Stores from January 1995, when he joined Remington Products Company, predecessor to the Company, until June 1996.

     Lester C. Lee was appointed to President, U.S. Shavers and Grooming Division in January 2000. Previously, Mr. Lee held the position of Senior Vice President Sales and Integrated Logistics of the Company since July 1997. From 1995 until 1997, Mr. Lee was employed by Pacific Bell Mobile Services, a Division of Pacific Telesis, most recently as Vice President of Sales, and from 1989 until 1995, he was employed by Norelco Consumer Products Company in various sales positions, including Director of Sales, Western Division.

     Timothy G. Simmone was appointed as Senior Vice President, Chief Technical Officer, as of February 14, 2001. Prior to this time he held the position of Vice President, Chief Technical Officer of the Company to which he was appointed in June 1997. From 1988 until 1997, he was employed by The Stanley Works Corporation in various engineering positions, most recently as Vice President, Product Development of the Stanley Fastening Systems Division.

     Victor K. Kiam, II has served as Chairman since May 1996. From 1979 until 1996 he served as Chief Executive Officer of Remington Products Company, predecessor to the Company. Mr. Kiam is the Chairman of RPI Corp., Chairman of the Board of Ronson P.L.C., Chairman of PIC Design and a director of CT Holdings, Inc.

     Norman W. Alpert has been a Director of Remington since May 1996. Mr. Alpert is a Managing Director of Vestar Capital and was a founding partner at its inception in 1988. Mr. Alpert is Chairman of the Board of Directors of Aearo Corporation and Advanced Organics Holdings, Inc., and a director of
Russell-Stanley Holdings, Inc., Cluett American Investment Corporation, Siegelgale Holdings, Inc., MCG Capital Corp. and Internet Venture Works, LLC, all companies in which Vestar or its affiliates have a significant equity interest.

     William B. Connell has been a Director of Remington since 1996 and served as a director of Remington Products Company from 1990 to 1996. Mr. Connell is currently Chairman of EBD Holdings, Inc., a private venture capital group. Mr. Connell previously served as Vice Chairman of Whittle Communications, L.P. from 1992 to 1994 and served as its President and Chief Operating Officer from 1990 to 1992. In addition to Remington, Mr. Connell is currently a director of Dolphin Software, Inc., Baldwin Piano & Organ, Inc. and Information Resources, Inc.

     Stephen P. Donovan, Jr. has been a director of Remington since February 2001. Mr. Donovan is currently President, Global Beverage and North America Food & Beverage for the Procter & Gamble Company. He has been with Procter & Gamble for more than 30 years holding a wide range of executive positions.

     Victor K. Kiam, III has been a Director of Remington since May 1996 and served as a director of Remington Products Company from 1992 to 1996. Mr Kiam has been President of RPI Corp. since 1999 and previously served as Executive Vice President of RPI Corp. since 1996. He was employed by Remington Products Company from 1986 until 1996 in a variety of positions in manufacturing, sales and marketing, including Vice President Corporate Development. He is the son of Victor K. Kiam, II.

     Kevin A. Mundt has been a Director of Remington since 1997. Mr. Mundt has been Vice President, Group Business Head of Mercer Management Consulting since 1997 and was co-founder and Managing Director of Corporate Decisions, Inc. since its inception in 1983 until its merger with Mercer Management Consulting in 1997. Mr. Mundt is a director of Russell-Stanley Holdings, Inc. and Advanced Organics Holdings, Inc., companies in which Vestar or its affiliates have a significant equity interest, and of Telephone and Data Systems, Inc.

     Arthur J. Nagle has been a Director of Remington since May 1996. Mr. Nagle is a Managing Director of Vestar Capital and was a founding partner at its inception in 1988. Mr. Nagle is a director of Advanced Organics Holdings, Inc., Aearo Corporation, Russell-Stanley Holdings, Inc., Gleason Corporation and Sheridan Healthcare, Inc., companies in which Vestar or its affiliates have a significant equity interest.

     Daniel S. O'Connell has been a Director of Remington since May 1996. Mr. O'Connell is founder and the Chief Executive Officer of Vestar Capital. Mr. O'Connell is a director of Aearo Corporation, Cluett American Investment Corporation, Insight Communications Company, Inc., Russell-Stanley Holdings, Inc., Sunrise Medical, Inc., Siegelgale Holdings, Inc. and St. John Knits, Inc., companies in which Vestar or its affiliates have a significant equity interest.

     Robert L. Rosner has been a Director of Remington since May 1996. Mr. Rosner is a Managing Director of Vestar Capital and was a founding partner at its inception in 1988. Mr. Rosner presently also serves as Managing Director of Vestar Capital Partners Europe. Mr. Rosner serves as a Director of Russell-Stanley Holdings, Inc., a company in which Vestar or its affiliates have a significant equity interest.

     Steven M. Silver has been a Director of Remington since February 2001. Mr. Silver is a Managing Director of Vestar Capital and has been employed in various positions at Vestar Capital since 1995. Mr. Silver serves as a director of Cluett American Investment Corporation and Sunrise Medical, Inc., companies in which Vestar or its affiliates have a significant equity interest.

ITEM 11.   Executive Compensation

Compensation of Executive Officers

     The following Summary Compensation Table includes individual compensation information during each of the last three years for the Company's Chief Executive Officer and each of the next four most highly compensated executive officers of the Company who were serving as executive officers of the Company at the end of 2000 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company. The Named Executive Officers' respective titles are those in effect as of December 31, 2000.


                                                            Annual Compensation(1)                All Other
Name and Principal Position                      Year     Salary ($)(2)    Bonus ($)(3)      Compensation ($)(4)
---------------------------                      ----     -------------    ------------      --------------------
Neil P. DeFeo, CEO, President, and               2000      $596,828          $953,800              $5,250
Director                                         1999       431,635           652,500               2,767
                                                 1998       400,000           300,000               2,569

Alexander R. Castaldi, Executive VP              2000       324,231           351,488               4,601
and Chief Financial and                          1999       283,077           370,500               3,868
Administrative Officer                           1998       265,000           172,250               3,348

Wilan van den Berg, Executive VP                 2000       275,000           138,536 (5)          16,000  (6)
International                                    1999       250,000           187,296 (5)         127,642  (7)
                                                 1998        68,750            35,000              30,800  (8)

Lester C. Lee, President, U.S. Shaver and        2000       250,404           222,450               4,811
Grooming Division                                1999       218,557           168,399               4,753
                                                 1998       205,000           104,612               3,265

Ann T. Buivid, President, U.S. Personal Care     2000       239,231           198,000               4,886
and Wellness Division                            1999       200,000           157,500               4,598
                                                 1998        64,615            34,162                 308

-----------------------
(1) Does not include value of perquisites and other personal benefits for any named executive officer since the aggregate amount of such compensation is the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive.
(2) Includes compensation earned during the year but deferred pursuant to the Company's Deferred Compensation Plan.
(3) Bonus amounts shown are those accrued for and paid in or after the end of the year and include amounts deferred pursuant to the Company's Deferred Compensation Plan.
(4) The amounts shown consist of Company matching contributions to the Company's 401(k) Plan unless otherwise noted.
(5) The amounts shown include an expatriate allowance of $50,000 and $25,000 for the year ended December 31, 2000 and 1999, respectively.
(6)  The amount shown consists of a car allowance.
(7) The amount consists of relocation expenses and car allowance in the amounts of $111,642 and $16,000, respectively.
(8)  The amounts shown are relocation expenses.

Compensation of Directors

     Messrs. William B. Connell, Stephen P. Donovan, Jr., and Kevin A. Mundt, Directors of the Company, each receive annual compensation of $20,000 payable quarterly for services in such capacity. Commencing in 2001, Mr. Connell, Mr. Mundt and Mr. Donovan will receive an additional $1,000 for each Management Committee meeting attended. No other Director of the Company receives any compensation for services in such capacity. Each of the Directors of Remington are reimbursed for out-of-pocket expenses incurred in connection with their attendance at meetings.

Compensation Committee Interlocks and Insider Participation

     The compensation committee of the Management Committee of Remington is comprised of Messrs. Norman W. Alpert, Victor K. Kiam, III and Arthur J. Nagle.

Other Arrangements

     The Company has an employment agreement with Mr. DeFeo which, as amended, provides for his continued employment as President and Chief Executive Officer through January 2002, which will automatically renew for a period of two years, unless earlier terminated. The agreement provides for a base salary of not less than $600,000, and an annual bonus not less than 95% of base salary in the event the Company achieves 100% of the criteria established by the Management Committee for such year. The agreement provides for Mr. DeFeo to receive 24 months of salary continuation plus the annual bonuses he would have been entitled to if his employment is involuntarily terminated other than for "cause" or if he resigns for "good reason" (which includes a "change of control" of the Company), or 18 months of salary continuation plus 150% of his annual bonus in the event the agreement is not renewed by the Company or he resigns for "good reason" (by reason of a "change of control"). Change of control is defined in this agreement as when Vestar's beneficial ownership falls below 50% of the common equity interests in the Company, and Vestar no longer has the legal right to control management of the Company, provided that such change of control is not in connection with or after an initial public offering of the Company's stock. The Company is also required to provide Mr. DeFeo with term life insurance in the amount of not less than the sum of two times base salary plus $500,000.

     The Company has entered into an Executive Severance Agreement with Mr. Castaldi, which provides for the payment of severance benefits to Mr. Castaldi in the event of: (i) the termination of his employment by the Company without cause (or by reason of disability); (ii) Mr. Castaldi's resignation for Good Reason; (iii) any reduction in Mr. Castaldi's base salary; or (iv) any failure by the Company to provide Mr. Castaldi with benefits in which he participated at the inception of the agreement. For purposes of the agreement, "good reason" is defined as the assignment to Mr. Castaldi of duties materially and adversely inconsistent with those in effect at the inception of the agreement or the occurrence of a "Change of Control" of the Company (defined as the acquisition by non-affiliated persons of greater than 60% of the Common Units of the Company or the common stock of a corporation controlling, or serving as successor to, the Company). In any such event, and subject to the Change of Control Agreement described below, Mr. Castaldi is entitled to receive his base salary for a period of 12 months (the "Severance Term") following the termination of his employment, either by the Company or Mr. Castaldi, continuing medical benefits during the Severance Term and, to the extent permissible under the terms of applicable plans, continuing life insurance and long-term disability benefits. All medical and insurance benefits will cease in the event that Mr. Castaldi becomes employed on a full-time basis prior to the expiration of the Severance Term. Mr. Castaldi is also entitled to receive bonus payments in certain circumstances in connection with the termination of his employment and in the event of a termination of employment following a Change of Control.

     The Company has entered into an employment agreement with Mr. van den Berg, which provides for his continued employment as Executive Vice President - International of the Company through September 20, 2001, and which will automatically renew for successive one year periods, unless earlier terminated. The agreement provides for a base salary of $275,000 and a bonus to be determined in accordance with the bonus plan of Remington Consumer Products Ltd., a wholly-owned subsidiary of the Company. The agreement also provides for Mr. van den Berg to receive an expatriate allowance of $50,000 per year. In the event of the termination of Mr. van den Berg's employment without cause, he is entitled to receive salary continuation based upon his then current base salary for a period of 12 months from the date of termination, subject to the Change of Control Agreement described below.

     The Company has entered into agreements with Mr. Lee and Ms. Buivid whereby such employees would be entitled to salary continuation for 6 months if their employment was involuntarily terminated other than for "cause" during the term of the applicable agreement, subject to the Change of Control Agreement described below.

     The Company has entered  into  Change of Control  Agreements  with  Messrs.
Castaldi, Lee, van den Berg and Ms. Buivid pursuant to which they will be entitled to payments under certain circumstances in the event of the termination of their employment following a change of control of the Company (generally, a reduction of Vestar's ownership which renders it unable to elect a majority of the board of directors and significant changes in the composition of the board of directors of the Company). The agreements continue in effect until December 31, 2002, and are thereafter extended for additional one-year periods for as long as the Company achieves annual earnings before interest, taxes, depreciation and amortization of at least $50 million. In the event of a "change of control" of the Company and subsequent termination of the employment of the executive within a period of twelve months following the change of control either by the executive for "good reason" or by the Company "without cause", the executive shall be entitled to an amount calculated as two years of salary and one year of bonus (based on the Company's existing bonus plan for the year in which the termination occurs), together with a continuation of benefits for a two-year period. The executive will be subject to a non-competition restriction during the two-year period following the termination of employment. The Change of Control Agreements supercede other severance programs, if any, that the executive may have with respect to termination of employment following a change of control.

Bonus Plan

     The Company has an annual bonus plan (the "Bonus Plan") which is designed to motivate each employee participant. Approximately 300 employees in the United States and 200 employees in the international operations will participate in the Bonus Plan in the year 2001. Under the Bonus Plan, each participating employee is assigned a target bonus award, representing a percentage of the employee's annual base salary that will be paid if predetermined performance goals are achieved. The target bonus awards represent up to 95% of annual base salary if the base performance goal is achieved, with additional amounts being payable to the extent such base performance goal is exceeded. Performance goals for the various divisions of the Company are established annually by the Compensation Committee of the Company.

Deferred Compensation Plan

     The Company has a Deferred Compensation Plan pursuant to which eligible executive employees (including the Named Executive Officers, except for Mr. van den Berg) may elect to defer all or a portion of the bonus otherwise payable under the Company's Bonus Plan and up to 33% of their annual salary, and such amounts are placed into a deferral account. The participants may select various mutual funds in which all or a part of their deferral accounts shall be deemed to be invested. Distributions from a participant's deferral accounts will be paid in a lump sum or in equal annual installments over a period of up to 15 years beginning upon their termination of employment, death or retirement. All amounts deferred by the participants pursuant to the Deferred Compensation Plan are paid to a Trust to be held in order to fund the Company's obligations under the Deferred Compensation Plan. The assets of the Trust, however, are subject to the claims of the creditors of the Company in certain circumstances.

Phantom Equity Program

     The Company has a Phantom Equity Program under which a maximum of 22% of the value of the Company's Equity can be awarded to selected officers and other key employees of the Company and its affiliates. The Phantom Equity Program is comprised of time based, performance based and super performance based awards. All awards grant to the recipient a specified percentage of the Equity (the "applicable percentage").

     A time based award vests in five equal annual installments, upon the sale of the Company or upon an initial public offering of the Company's stock ("IPO"), whichever comes first. If the individual's employment with the Company is terminated for any reason other than death or disability within three years of the date of grant of the award, the entire award is automatically terminated. The amount received under the award and how it is paid is based upon the event which gave rise to the payment. If the payment is due to a Company sale, the individual will receive the applicable percentage of the net amount available for distribution to the outstanding Equity. This amount will be payable, at the Company's option, in a lump sum upon the closing of the sale or in the same manner as the selling members. If the payment is due to an IPO, the payment is an amount equal to the applicable percentage of the Equity implied in the public offering payable, at the option of the Company, either entirely in cash or 40% in cash and the remainder in Company stock. If the payment is due to termination of employment, the participant will receive the applicable percentage of the fair market value of the Equity, determined by the Management Committee of the Company, payable at the Company's option, in cash, in up to five equal annual installments or upon an IPO or Company sale.

     The performance and super performance based awards are similar to the time based awards except that performance based award vests in stages as the Company achieves specified performance targets while the super performance based award vests entirely upon the achievement of a single target. Payment of the awards does not occur until and is dependent upon the achievement of both a performance criteria and an event criteria. The event criterion is either a Company sale or Vestar's ownership falling below 10% of the Common Units. As of December 31, 2000, the Company achieved the specified performance targets required for full vesting of the outstanding performance based awards. Any super performance based award which is not fully vested by December 31, 2002 will be automatically terminated.

     The Phantom Equity Program and all awards granted thereunder are subject to readjustment in the event of a reorganization of the Company required in connection with a refinancing, and the applicable percentages of such awards are subject to readjustment to take into consideration new issuances of Common Units or Preferred Equity.

     During 2000 time based awards were issued to Mr. DeFeo and Ms. Buivid, for 1.0% and 0.2% of the Equity, respectively.

     The following table contains information with respect to outstanding phantom awards for each of the Named Executive Officers as of December 31, 2000:



                                                Amount of Equity                         Value of
Name                                         Underlying Awards (1)                Unexercised Awards (2)
----                                         ---------------------                ----------------------

Neil P. DeFeo                                       5.00 (3)                               N/A
                                                    2.00 (4)                               N/A

Alexander R. Castaldi                               1.30 (3)                               N/A
                                                    0.50 (4)                               N/A
                                                    0.22 (5)                               N/A

Wilan van den Berg                                  0.50(3)                                N/A
                                                    0.40(4)                                N/A
                                                    0.10(5)                                N/A

Lester C. Lee                                       0.90 (3)                               N/A
                                                    0.35 (4)                               N/A
                                                    0.16 (5)                               N/A

Ann T. Buivid                                       0.55 (3)                               N/A
                                                    0.20 (4)                               N/A
                                                    0.10 (5)                               N/A

------------------------------------
(1) Indicates the applicable percentage of the Company's Equity underlying the awards.

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

(3) Time based awards, which expire on December 31, 2009 of which approximately 70% of the total 8.25 outstanding time based awards presented above have vested as of March 1, 2001.

(4)  Performance based awards which are fully vested.

(5)  Super performance based awards which expire on December 31, 2002.

401(k) Plan

     The Company maintains a savings plan (the "Savings Plan") qualified under Sections 401 (a) and 401(k) of the U.S. Internal Revenue Code. Generally, all employees of the Company in the United States who have completed at least three months of service with the Company are eligible to participate in the Savings Plan. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company makes a matching contribution of 50% of the first 6% of annual compensation contributed. The maximum contribution for any participant for any year is 15% of such participant's eligible compensation, not to exceed $10,500.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

     Set forth below is certain information regarding the ownership of the Preferred Equity and Common Units of Remington by each person known by Remington to beneficially own 5.0% or more of the outstanding interests of either the Preferred Equity or Common Units, each Director and Named Executive Officer and all Directors and executive officers as a group as of March 1, 2001.


                                                                            Preferred Equity       Common Units
                                                                           ------------------     --------------
     Name                                                                  Capital(1)     %        Number    %
     ----                                                                  ----------   -----     -------  -----

     Vestar Equity Partners L.P. (2)(3)                                    $30,000,000   48.4%      34,400   50%
        245 Park Avenue, 41st Floor
        New York, New York 10167
     RPI Corp. (3)                                                          32,000,000   51.6%      34,400   50%
        555 Madison Avenue, 23rd Floor
        New York, New York 10022
     Victor K. Kiam, II (3)(4)                                              32,000,000   51.6%      34,400   50%
     Norman W. Alpert (5)                                                   30,000,000   48.4%      34,400   50%
     Arthur J. Nagle (5)                                                    30,000,000   48.4%      34,400   50%
     Daniel S. O'Connell (5)                                                30,000,000   48.4%      34,400   50%
     Robert L. Rosner (5)                                                   30,000,000   48.4%      34,400   50%
     Steven M. Silver (5)                                                   30,000,000   48.4%      34,400   50%
     Directors and executive officers as a group
       (6 persons)                                                         $62,000,000  100.0%      68,800  100%

     -----------------------
     (1) Amounts, in dollars, represent the capital contribution to the Preferred Equity beneficially owned by each person and entity set forth below. The Preferred Equity has not been denominated in units or shares.
     (2) Vestar's interest in the Company is owned by the Vestar Members, which are controlled by Vestar. The Vestar Members have assigned a portion of their interests in the Company to certain co-investors, although such co-investors will not directly hold any Common Units. The general partner of Vestar is Vestar Associates L.P., a limited partnership whose general partner is Vestar Associates Corporation ("VAC"). In such capacity, VAC exercises sole voting and investment power with respect to all of the equity interests held of record by the Vestar Members. Messrs. Alpert, Nagle, O'Connell, Rosner and Silver, who are Directors of Remington, are affiliated with Vestar in the capacities described under Item 10, Directors and Executive Officers, and are stockholders of VAC. Individually, no stockholder, director or officer of VAC has or shares such voting or investment power within the meaning of Rule 13d-3 under the Exchange Act. Accordingly, no part of the Preferred Equity or Common Units is beneficially owned by Messrs. Alpert, Nagle, O'Connell, Rosner or Silver or any other stockholder, director or officer of VAC.
     (3) The Vestar Members and RPI have entered into the LLC Agreement which gives Vestar effective control over the management of the Company.
     (4) Mr. Kiam's interest in the Company is owned by RPI. The shareholders of RPI are Mr. Kiam and two Kiam family trusts. Mr. Kiam is a trustee of each of these trusts. Mr. Kiam disclaims beneficial ownership of the shares of Remington owned by RPI. The address of Mr. Kiam is 11097 Isle Brook Court, West Palm Beach, Florida, 33414.
     (5) Messrs. Alpert, Nagle, O'Connell, Rosner and Silver are affiliated with Vestar in the capacities described in Item 10, Directors and Executive Officers. Amounts reported for these individuals consist of the $30,000,000 of Preferred Equity and 34,440 Common Units beneficially owned by Vestar through the Vestar Members, of which such persons disclaim beneficial ownership of this equity. Each such person's business address is c/o Vestar Equity Partners, L.P., 245 Park Avenue, 41st Floor, New York, New York 10167.

ITEM 13.   Certain Relationships and Related Transactions

     Pursuant to a management agreement (the "Management Agreement") entered into in connection with the reorganization of the Company in 1996, Vestar Capital receives an annual advisory fee equal to the greater of $500,000 or 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis for rendering advisory and consulting services in relation to strategic financial planning and other affairs of the Company. Vestar Capital will also be paid reasonable and customary investment banking fees in connection with an initial public offering, sale of the Company and other financings. The Management Agreement will be in effect until May 23, 2006, provided that the Management Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that the Vestar Members own less than 25% of the number of the Company's Common Units owned by the Vestar Members on May 23, 1996.

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

     Pursuant to a Non-Competition Agreement (the "Non-Competition Agreement") dated May 23, 1996, between the Company, the Vestar Members and Victor K. Kiam, II and Victor K. Kiam, III (Victor K. Kiam, II and Victor K. Kiam, III, collectively the "Kiams"), the Kiams may not compete with, solicit any customers of, own, manage or operate any business in competition with or perform any action substantially detrimental to the Company's businesses. The provisions of the Non-Competition Agreement will apply during the period the Kiams have a "Significant Interest" in the Company and thereafter for: (i) five years, with respect to electric shavers, shaver accessories and grooming products, and (ii) three years, with respect to personal care appliances, home health appliances, travel appliances, environmental products, dental products and small kitchen appliances. "Significant Interest" is defined as serving as a consultant to the Company pursuant to the Consulting Agreement, serving as a member of the Management Committee of the Company, or beneficial ownership of more than 10% of the outstanding Equity of the Company. The Non-Competition Agreement allows the Kiams to continue to market certain competing travel appliance products developed by an affiliate of the Kiams.

     Pursuant to a reimbursement and indemnification agreement (the "Indemnification Agreement") between the Company, Vestar and the Kiams entered into in June 1999 in connection with the Guarantee of the unsecured supplemental loans to the Company under the Senior Credit Agreement (the "Guarantee"), Vestar and Victor Kiam, II, each receive an annual guarantee fee of $100,000 from the Company. The Indemnification Agreement will be in effect until the date the unsecured supplemental loans under the Guarantee are paid in full.

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

          10.8 Seventh Amendment dated as of August 18, 2000 to the Credit and Guarantee Agreement. Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated August 24, 2000.

          10.9 Company Security Agreement dated as of May 23, 1996 made by Remington in favor of the Agent. Incorporated by reference to
               Exhibit 10.2 in Registration Statement on Form S-4(File Number 333-07429).

         10.10 Form of Subsidiaries Security Agreement dated as of May 23, 1996 made by each of Capital, Remington Corporation, L.L.C. ("IP Subsidiary") and Remington Rand Corporation ("Rand") in favor of the Agent. Incorporated by reference to Exhibit 10.3 in Registration Statement on Form S-4(File Number 333-07429).

         10.11 Conditional Assignment of and Security Interest in Patent Rights (United States) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to Exhibit 10.4 in Registration Statement on Form S-4(File Number 333-07429).

         10.12 Conditional Assignment of and Security Interest in Patent Rights (United Kingdom) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to Exhibit 10.5 in Registration Statement on Form S-4(File Number 333-07429).

         10.13 Conditional Assignment of and Security Interest in Trademark Rights (United States) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to
               Exhibit 10.6 in Registration Statement on Form S-4(File Number 333-07429).

         10.14 Conditional Assignment of and Security Interest in Trademark Rights (United Kingdom) dated as of May 23, 1996 made by IP Subsidiary in favor of the Agent. Incorporated by reference to
               Exhibit 10.7 in Registration Statement on Form S-4(File Number 333-07429).

         10.15 Members Limited Recourse Pledge Agreement dated as of May 23, 1996 made by Remington in favor of the Agent. Incorporated by reference to Exhibit 10.8 in Registration Statement on Form S-4(File Number 333-07429).

         10.16 Company Pledge Agreement dated as of May 23, 1996 made by Remington in favor of the Agent. Incorporated by reference to
               Exhibit 10.9 in Registration Statement on Form S-4(File Number 333-07429).

         10.17 Subsidiaries Pledge Agreement dated as of May 23, 1996 made by Rand in favor of the Agent. Incorporated by reference to Exhibit
               10.10  in   Registration   Statement  on  Form  S-4(File   Number
               333-07429).

         10.18 Subsidiaries Guarantee dated as of May 23, 1996 made by Capital, IP subsidiary and Rand in favor of the Agent. Incorporated by reference to Exhibit 10.11 in Registration Statement on Form S-4(File Number 333-07429).

         10.19 Purchase Agreement dated as of May 1, 1996 by and among Vestar Corp I., Remington, Remsen, Isaac Perlmutter, RPI and Victor K. Kiam, II. Incorporated by reference to Exhibit 10.12 in Registration Statement on Form S-4(File Number 333-07429).

         10.20 Agreement and Plan of Merger dated as of May 23, 1996 between Remington Products Company and Remington. Incorporated by reference to Exhibit 10.13 in Registration Statement on Form S-4(File Number 333-07429).

         10.21 Securityholders Agreement dated as of May 16, 1996 among the Vestar Members, Vestar Equity Partners, L.P. ("Vestar"), RPI, Victor K. Kiam, II and the other parties signatory thereto. Incorporated by reference to Exhibit 10.14 in Registration Statement on Form S-4(File Number 333-07429).

         10.22 Management Agreement dated as of May 23, 1996 between Remington and Vestar Capital Partners. Incorporated by reference to Exhibit
               10.15  in   Registration   Statement  on  Form  S-4(File   Number
               333-07429).

         10.23 Consulting and Transitional Services Agreement dated as of May 23, 1996 between Remington and RPI. Incorporated by reference to
               Exhibit 10.16 in Registration Statement on Form S-4(File Number 333-07429).

         10.24 Employment Agreement made as of January 1, 2000 between the Company and Neil P. DeFeo. Incorporated by reference to Exhibit 10 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

         10.25 Executive Severance Agreement dated as of November 25, 1996 between Remington and Alexander R. Castaldi. Incorporated by reference to Exhibit 10.20 in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         10.26 Letter Agreement dated June 6, 1997 between the Company and Lester Lee. Incorporated by reference to Exhibit 10.25 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         10.27 Employment Agreement made as of September 21, 2000 between the Company and Wilan van den Berg.

         10.28 Letter Agreement dated June 17, 1997 between the Company and Tim Simmone. Incorporated by reference to Exhibit 10.27 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         10.29 Letter Agreement dated August 7, 1998 between the Company and Ann T. Buivid. Incorporated by reference to Exhibit 10.28 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         10.30 Letter Agreement dated January 3, 2000 between the Company and Joel K. Bedol. Incorporated by reference to Exhibit 10.29 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         10.31 Form  of  Severance  Agreement.   Incorporated  by  reference  to
               Exhibit 10.24 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.32 Form of Time Based Phantom Equity Agreement with participants in the Phantom Equity Program. Incorporated by reference to Exhibit
               10.25 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.33 Form of Performance Based Phantom Equity Agreement with participants in the Phantom Equity Program. Incorporated by reference to Exhibit 10.26 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.34 Form of Super Performance Based Phantom Equity Agreement with participants in the Phantom Equity Program. Incorporated by reference to Exhibit 10.27 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         10.35 Form of Change in Control Agreement dated September 20, 2000 by and between the Company and certain Executives.

         10.36 License Agreement made May 23, 1996 by and between IP Subsidiary and Act II Jewelry, Inc. Incorporated by reference to Exhibit
               10.23 in Registration Statement on Form S-4 (File Number 333-07429).

         10.37 License Agreement made May 23, 1996 by and between IP Subsidiary and VKK Equities Corporation. Incorporated by reference to
               Exhibit 10.24 in Registration Statement on Form S-4 (File Number 333-07429).

         10.38 Tradename Agreement made May 23, 1996 by and between IP Subsidiary and Remington Apparel Company, Inc. Incorporated by reference to Exhibit 10.25 in Registration Statement on Form S-4 (File Number 333-07429).

         10.39 License Agreement dated as of May 23, 1996 by and between Remington and IP Subsidiary. Incorporated by reference to Exhibit
               10.26 in Registration Statement on Form S-4 (File Number 333-07429).

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

                               By: /s/ Kris J. Kelley
                                   ---------------------------------------------
                                   Kris J. Kelley, Vice President and Controller
Date:  March 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 28, 2001.


                  *                                         *
---------------------------------------    -------------------------------------
Neil F. DeFeo, Chief Executive Officer,    Alexander R. Castaldi, Executive Vice
     President and Director                President, Chief Financial and
                                           Administrative Officer


     /s/Kris J. Kelley                                      *
---------------------------------------    -------------------------------------
Kris J. Kelley, Vice President and         Victor K. Kiam II, Chairman and
     Controller                                Director

                  *                                         *
---------------------------------------    -------------------------------------
Victor K. Kiam III, Director               Norman W. Alpert, Director


                  *                                         *
---------------------------------------    -------------------------------------
Arthur J. Nagle, Director                  Daniel S. O'Connell, Director


                  *                                         *
---------------------------------------    -------------------------------------
Robert L. Rosner, Director                 William B. Connell, Director


                  *                                         *
---------------------------------------    -------------------------------------
Kevin A. Mundt, Director                   Steven M. Silver, Director


*By  /s/ by Kris J. Kelley                                  *
-------------------------------------      -------------------------------------
  Kris J. Kelley, as Attorney-in-Fact      Stephen P. Donovan, Jr., Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                                             Pages
                                                                                             -----
Financial Statements

Independent Auditors' Report                                                                   F-2

     Consolidated Balance Sheets as of December 31, 2000 and 1999                              F-3

     Consolidated Statements of Operations for each of the years in the three-year
        period ended December 31, 2000                                                         F-4

     Consolidated Statements of Members' Deficit for each of the years in the
        three-year period ended December 31, 2000                                              F-5

     Consolidated Statements of Cash Flows for each of the years in the three-year
        period ended December 31, 2000                                                         F-6

     Notes to Consolidated Financial Statements                                                F-7

Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts for each of the years in                  S-1
         the three-year period ended December 31, 2000



     Certain schedules are omitted because they are not applicable or the required information is provided in the Financial Statements or related notes thereto.

                          Independent Auditors' Report



To the Management Committee of
     REMINGTON PRODUCTS COMPANY, L.L.C.:


     We have audited the accompanying consolidated balance sheets of Remington Products Company, L.L.C. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, members' deficit, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the index to the consolidated financial statements. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


DELOITTE & TOUCHE L.L.P.



Stamford, Connecticut
February 7, 2001

                       Remington Products Company, L.L.C.

                           Consolidated Balance Sheets
                                 (in thousands)



                                                                              December 31,
                                                                       -------------------------
                                                                         2000             1999
                                                                       --------          -------
ASSETS

Current assets:
    Cash and cash equivalents                                          $10,342           $ 9,866
    Accounts receivable, less allowance for doubtful accounts
      of $2,190 in 2000 and $2,335 in 1999                              89,388            78,503
    Inventories                                                         66,854            55,456
    Prepaid and other assets                                             3,388             4,051
                                                                      --------          --------
            Total current assets                                       169,972           147,876

Property, plant and equipment, net                                      12,807            12,718
Intangibles, net                                                        54,522            56,641
Other assets                                                             5,186             6,755
                                                                      --------          --------
Total assets                                                          $242,487          $223,990
                                                                      ========          ========

LIABILITIES AND MEMBERS' DEFICIT

Current liabilities:
    Accounts payable                                                   $23,886           $23,643
    Short-term borrowings                                                4,732             5,790
    Current portion of long-term debt                                    3,373             2,323
    Accrued liabilities                                                 31,942            31,067
                                                                      --------          --------
            Total current liabilities                                   63,933            62,823

Long-term debt                                                         195,161           187,728
Other liabilities                                                          897             1,222
Commitments and contingencies

Members' deficit:
     Members' deficit                                                 (12,701)          (25,438)
     Accumulated other comprehensive income                            (4,803)           (2,345)
                                                                      -------          --------

            Total members' deficit                                    (17,504)          (27,783)
                                                                      -------          --------
            Total liabilities and members' deficit                    $242,487         $223,990
                                                                      ========         ========

                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                      Consolidated Statements of Operations
                                 (in thousands)


                                                                            Year Ended December 31,
                                                            --------------------------------------------------
                                                              2000                 1999                 1998
                                                            --------             --------           ----------
Net sales                                                   $365,149             $318,766           $ 268,357
Cost of sales                                                201,765              176,269             159,175
                                                            --------             --------           ---------
          Gross profit                                       163,384              142,497             109,182

Selling, general and administrative expenses                 123,177              111,434              94,415
Restructuring and reorganization charge                           --                   --               6,806
Amortization of intangibles                                    1,952                1,943               1,945
                                                            --------             --------           ---------
         Operating income                                     38,255               29,120               6,016

Interest expense                                              24,774               21,723              20,499
Other expense                                                    345                  127                 472
                                                            --------             --------           ---------
         Income (loss) before income taxes                    13,136                7,270             (14,955)

Provision for income taxes                                       399                1,235                 382
                                                            --------             --------           ---------
         Net income (loss)                                  $ 12,737             $  6,035           $ (15,337)
                                                            ========             ========           =========

Net income (loss) applicable to common units                $    823             $ (4,550)          $ (24,741)
                                                            ========             ========           =========

                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                   Consolidated Statements of Members' Deficit
                                 (in thousands)



                                                                                        Accumulated
                                                                                           Other        Total
                                            Preferred  Common      Other  Accumulated  Comprehensive   Members'
                                              Equity    Units     Capital   Deficit       Income       Deficit
                                            ---------  -------   -------- -----------  -------------   --------

Balance, January 1, 1998                    $74,932   $ 7,122    $(73,921)  $(24,027)    $(2,384)     $(18,278)

    Preferred Dividend                        9,404                           (9,404)                       --
    Repurchase of common units                           (242)                                            (242)
    Comprehensive income (loss):
       Net loss                                                              (15,337)
       Foreign currency translation                                                         (708)
       Cumulative effect of adoption of SFAS 133                                            (105)
       Unrealized hedging loss                                                               (71)
    Total comprehensive income (loss)                                                                  (16,221)
                                            -------    ------    --------   --------     -------       -------
Balance, December 31, 1998                   84,336     6,880     (73,921)   (48,768)     (3,268)      (34,741)

     Preferred Dividend                      10,585                          (10,585)                       --
     Comprehensive income:
       Net income                                                               6,035
       Foreign currency translation                                                          864
       Unrealized hedging gain                                                                59
    Total comprehensive income                                                                           6,958
                                            -------    ------    --------   --------     -------       -------
Balance, December 31, 1999                   94,921     6,880     (73,921)   (53,318)     (2,345)      (27,783)

     Preferred Dividend                      11,914                          (11,914)
     Comprehensive income:
       Net income                                                             12,737
       Foreign currency translation                                                       (2,235)
       Unrealized hedging loss                                                              (223)
    Total comprehensive income (loss)                                                                   10,279
                                           --------    ------    --------   --------     -------      --------
Balance, December 31, 2000                 $106,835    $6,880    $(73,921)  $(52,495)    $(4,803)     $(17,504)
                                           ========    ======    ========   ========     =======      ========





                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                          Year Ended December 31,
                                                               ----------------------------------------------
                                                                  2000               1999             1998
                                                                 ------             ------           ------
Cash flows from operating activities:
Net income (loss)                                              $ 12,737             $6,035           $(15,337)

   Adjustment to reconcile net income (loss) to net cash
       provided by (used in)operating activities:
       Depreciation                                               3,801              3,612              3,224
       Amortization of intangibles                                1,952              1,943              1,945
       Amortization of deferred financing fees                    2,790              1,388              1,110
       Restructuring and reorganization charge                       --                 --              6,806
       Inventory write-down                                          --                 --              2,760
       Deferred income taxes                                         22               (144)               (26)
       Foreign currency forward (gains) losses                      223                (59)                71
                                                               --------           --------           --------
                                                                 21,525             12,775                553
       Changes in assets and liabilities:
          Accounts receivable                                   (14,700)           (18,505)            (6,946)
          Inventories                                           (14,431)            (5,293)             7,584
          Accounts payable                                          506              7,662              2,622
          Accrued liabilities                                     2,151              5,355             (5,518)
          Other, net                                              1,066                 (5)            (1,401)
                                                               --------           --------            -------
            Cash provided by (used in) operating activities      (3,883)             1,989             (3,106)
                                                               --------           --------            -------

Cash flows from investing activities:
   Capital expenditures                                          (4,414)            (3,518)            (3,879)
                                                               --------           --------            -------

Cash flows from financing activities:
   Repayments under term loan facilities                         (1,918)            (1,311)            (1,426)
   Borrowings under term loan facilities                             --             15,000                 --
   Repayments under credit facilities                           (49,497)           (47,254)           (38,029)
   Borrowings under credit facilities                            61,989             41,580             45,661
   Equity repurchases                                                --                 --               (242)
   Debt issuance costs and other, net                            (1,107)              (842)              (221)
                                                               --------            --------           -------
              Cash provided by financing activities               9,467              7,173              5,743
              Effect of exchange rate changes on cash             (694)                (27)                83
                                                               --------            -------            -------
Increase (decrease) in cash and cash equivalents                    476              5,617             (1,159)
Cash and cash equivalents, beginning of year                      9,866              4,249              5,408
                                                               --------            -------            -------
            Cash and cash equivalents, end of year             $ 10,342            $ 9,866            $ 4,249
                                                               ========            =======            =======

Supplemental cash flow information:
       Interest paid                                           $ 21,810            $20,302            $19,144
       Income taxes paid (refunded), net                       $   (17)            $   248            $ 2,331


                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                   Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     Remington Products Company, L.L.C. and its wholly owned subsidiaries, (the "Company") develop and market personal care products. The Company distributes on a worldwide basis electrical shavers and accessories, grooming products, hair care appliances, including hair dryers and hairsetters, wellness products such as paraffin wax hand spas and foot spas, and other small electrical consumer products. The Company's products are sold worldwide primarily through mass merchandisers, catalog showrooms, drug store chains and department stores in addition to the Company's own service stores.

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

     Use of Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used for, but not limited to the establishment of the allowance for doubtful accounts, reserves for sales returns and allowances, reserves for obsolete inventories, product warranty costs, taxes and contingencies.

  Cash and Cash Equivalents:
     All highly liquid debt instruments purchased with a maturity of three months from their date of acquisition or less are considered cash equivalents.

  Inventories:
     The majority of the Company's inventories are valued at the lower of cost or market utilizing the first-in, first-out (FIFO) method. Domestic manufactured inventories, which represent approximately 6% of the consolidated inventories as of December 31, 2000 and 8% at December 31, 1999, are stated at cost determined by the last-in, first-out (LIFO) method. As of December 31, 2000 and 1999, the excess of current replacement cost over LIFO cost of inventories was not significant.

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

    Revenue Recognition:
     Revenue from product sales is recognized when the goods are shipped and title passes to the customer.

    Research and Development:
     Research and development costs related to both present and future products are expensed as incurred. Such costs totaled $4.2 million, $4.0 million and $4.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     In accordance with the Company's foreign exchange risk management policy, the Company's foreign subsidiaries hedge the forecasted purchases of inventory denominated in currencies different then the subsidiary's functional currency. The derivative contracts related to these hedges primarily consist of forward foreign exchange contracts, which are designated as cash flow hedges. These forward contracts generally have maturities not exceeding twelve months. For cash flow hedges, the fair value changes of the derivative instruments related to the effective portion of the hedges are initially recorded as a component of OCI. Unrealized gains and losses on cash flow hedges accumulate in OCI and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. For forecasted purchases of inventory, amounts are reclassified when the hedged inventory is reflected in cost of goods sold. As of December 31, 2000, other than forward foreign exchange contracts, the Company was not party to any other derivatives as defined by SFAS No. 133.

     At December 31, 2000, the Company had unrealized losses of $0.3 million, net of tax, classified in OCI for its outstanding hedge contracts related to forecasted inventory purchases. A significant portion of this amount is expected to be reclassified to cost of goods sold in the first six months of 2001. For the year ended December 31, 2000, the losses classified in cost of sales related to the ineffective portion of the Company's outstanding hedge contracts were immaterial. The cumulative effect of a change in accounting principle due to adoption of SFAS No. 133 as of July 1, 1998 had an immaterial impact on earnings and a $0.1 million impact to OCI.

     Prior to the adoption of SFAS No. 133, the Company accounted for its forward foreign exchange contracts at mark to market through earnings, unless the contracts were effectively hedging firm commitments, for which unrealized gains and losses were deferred and recognized as an adjustment of the hedged item.

  Translation of Foreign Currencies:
     Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in OCI. Foreign currency transaction gains and losses are recognized in earnings and totaled net losses of $0.9 million, $0.5 million and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                       Remington Products Company, L.L.C.

2.   Inventories

     Inventories were comprised of the following as of December 31, 2000 and 1999 (in thousands):


                                              2000             1999
                                            --------         ---------

     Finished goods                          $63,673          $53,351
     Work in process and raw materials         3,181            2,105
                                             -------          -------
                                             $66,854          $55,456
                                             =======          =======

3.   Property, Plant and Equipment

     Property, plant and equipment as of December 31, 2000 and 1999 consisted of (in thousands):


                                              2000             1999
                                            --------         --------

      Land and buildings                     $ 2,517           $2,517
      Leasehold improvements                   4,573            4,615
      Machinery, equipment and tooling         9,867            9,705
      Furniture, fixtures and other            7,233            4,872
                                             -------           ------
                                              24,190           21,709

      Less accumulated depreciation          (11,383)          (8,991)
                                             -------          -------
                                             $12,807          $12,718
                                             =======          =======
4.  Intangibles

     Intangibles   were   comprised  of  the  following   (net  of   accumulated
amortization of $8,936 and $7,020 thousand) as of December 31, 2000 and 1999, respectively (in thousands):

                                              2000             1999
                                            --------         --------

      Goodwill                              $28,529           $29,509
      Tradenames                             23,482            24,145
      Patents                                 2,511             2,987
                                             ------           -------

                                            $54,522           $56,641
                                            =======           =======
5.  Accrued Liabilities

     Accrued liabilities were comprised of the following as of December 31, 2000 and 1999 (in thousands):

                                              2000             1999
                                            --------         --------

      Advertising and promotion expenses    $10,980          $ 8,263
      Compensation and benefits               7,635            7,391
      Income and other taxes payable          2,868            4,377
      Interest                                2,263            2,089
      Distribution expense                    1,145            3,295
      Other                                   7,051            5,652
                                            -------          -------
                                            $31,942          $31,067
                                            =======          =======

                       Remington Products Company, L.L.C.

6.   Debt

     Long-term debt at December 31, 2000 and 1999 consisted of (in thousands):

                                              2000             1999
                                            --------         --------
      Senior Subordinated Notes             $130,000         $130,000
      Revolving Credit Facilities             48,721           37,718
      Term and Supplemental Loans             18,978           21,207
      Capital Leases                             835            1,126
                                            --------         --------
                                             198,534          190,051
      Less current portion                    (3,373)          (2,323)
                                            --------         --------
                                            $195,161         $187,728
                                            ========         ========
     11% Senior Subordinated Notes:

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

      Senior Credit Agreement:

     The Senior Credit Agreement, which expires on June 30, 2002, provides for a term loan of $5.0 million to the Company and $5.0 million to the Company's U.K. subsidiary (the "Term Loans"), $15.0 million in supplemental term loans (the "Supplemental Loans") comprised of $7.5 million in secured loans (the "Secured Supplemental Loans") and $7.5 million in unsecured loans which are guaranteed by the Company's controlling shareholder (the "Unsecured Supplemental Loans") and a revolving credit facility of $50.0 million to the Company and $20.0 million to the Company's U.K. subsidiary (the "Original Revolving Credit Facilities"). In August 2000 the Senior Credit Agreement was amended to provide an incremental revolving credit facility of $25.0 million (the "Incremental Revolving Credit Facility") thereby increasing the total revolving credit facilities available to the Company and its U.K. subsidiary from $70.0 million to $95.0 million (collectively the "Revolving Credit Facilities"). This additional financing was used to fund increased seasonal working capital requirements and for general corporate purposes.

     The Revolving Credit Facilities are subject to a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory for the applicable borrower. In addition, the borrowing base can be increased as needed by $10.0 million over the applicable percentage of eligible receivables and inventories, (still limited to the $95.0 million total facilities) from March 16 through December 15 of 2000 and March 16 through June 29 of 2001. Borrowings under the Incremental Revolving Credit Facility of $25.0 million and the Original Revolving Credit Facilities of $70.0 million are due on January 31, 2001 and June 30, 2002, respectively. As of December 31, 2000, outstanding borrowings under the Incremental Revolving Credit Facility and Original Revolving Credit Facility were $1.1 million and $47.6 million, respectively. Availability under the Revolving Credit Facilities was approximately $35.4 million as of December 31, 2000. The availability has been reduced by approximately $1.5 million in short-term commercial and stand-by letters of credit outstanding as of December 31, 2000.

     The Term Loans under the Senior Credit Agreement are payable in quarterly installments. Aggregate scheduled installments remaining over the next two years ending December 31, 2002 are $3.0 and $1.0 million, respectively. The Supplemental Loans are payable on June 30, 2001. The obligations under the Senior Credit Agreement, excluding the Unsecured Supplemental Loans, are guaranteed by each of the Company's domestic subsidiaries and secured by their assets and properties and pledge of the common equity interests.

                       Remington Products Company, L.L.C.

     Interest rates per annum applicable to the loans under the Senior Credit Agreement, excluding the Supplemental Loans, are based, at the Company's option, upon (a) in the case of the Company, a Eurodollar rate ("LIBOR") plus 2.5% or the greater of (i) prime rate plus 1.25% and (ii) the federal funds rate plus 1.75% and (b) in the case of loans to the Company's U.K. subsidiary, a EuroSterling Rate plus 2.5% or the Sterling Base Rate plus 2.5%; provided, however, the interest rates are subject to adjustment based on certain requirements of financial performance. Interest on the Secured Supplemental Loans is based, at the Company's option, on LIBOR plus 6% or the greater of (i) the prime rate plus 4.75% and (ii) the federal funds rate plus 5.25%. Interest on the Unsecured Supplemental Loans is based, at the Company's option, on LIBOR plus 1% or the greater of (i) the prime rate and (ii) the federal funds rate plus 0.5%. Interest is payable quarterly in arrears, including a commitment fee of 0.5% on the average daily unused portion of the Revolving Credit Facilities.


Debt Covenants:

     The Senior Credit Agreement requires the Company to meet certain financial tests, the more restrictive of which require the Company to maintain certain interest coverage and leverage ratios, as defined. The Senior Subordinated Note indenture and the Senior Credit Agreement also contain a number of operating covenants which impose restrictions with respect to certain business matters, including the amount and terms under which the Company can obtain additional financing in the future. In addition, these agreements limit the amount of dividends that the Company is permitted to pay. As of December 31, 2000, the Company was in compliance with its debt covenants.

     Short Term Borrowings:

     Short Term Borrowings consist of local revolving credit lines at some of the Company's foreign subsidiaries and totaled approximately $4.7 million and $5.8 million as of December 31, 2000 and 1999, respectively. These facilities are collateralized by assets of the subsidiaries or are guaranteed by the Company. The weighted average interest rate under these facilities was approximately 7.1% in 2000 and 5.9% in 1999.


7.   Membership Equity

     The Vestar Members and RPI (collectively the "Members") have entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), which governs the relative rights and duties of the Members. The ownership interests of the Members in the Company consist of preferred members' equity (the "Preferred Equity") and common units (the "Common Units"), together, the "Equity". The Common Units represent the common equity of the Company. As of December 31, 2000, the Company's Common Units were owned 50% by the Vestar Members and 50% by RPI, however, in accordance with the LLC Agreement, Vestar effectively controls the Management Committee and the affairs and policies of the Company. The Preferred Equity is entitled to a cumulative preferred dividend of 12% per annum, compounded quarterly, and to an aggregate liquidation preference of $62.0 million (net of any prior repayments of Preferred Equity) plus any accrued but unpaid preferred dividends. As of December 31, 2000 the aggregate unpaid Preferred Equity, including accrued dividends of $44.8 million, totaled $106.8 million of which the Vestar Members own 48.4% and RPI owns 51.6%.

     In January 1998, the Company repurchased any remaining outstanding common units owned by certain officers of the Company, cancelled all outstanding related options and adopted a new Phantom Equity Program. Under this program, as amended, a maximum of 22% of the value of the Company's Equity can be awarded to selected officers and other key employees of the Company. The Phantom Equity Program is comprised of time based, performance based and super performance based awards. All awards grant to the recipient a specified percentage of the Equity (the "applicable percentage").

                       Remington Products Company, L.L.C.

     A time based award vests in five equal annual installments, upon the sale of the Company or upon an initial public offering of the Company's stock, whichever comes first. The performance and super performance based awards are similar to the time based awards except that performance based award vests in stages as the Company achieves specified performance targets while the super performance based award vests entirely upon the achievement of a single target. As of December 31, 2000, the Company achieved the specified performance target required for full vesting of the outstanding performance based awards. Payment of the awards does not occur until and is dependent upon the achievement of both a performance criteria and an event criteria. The event criteria is a Company sale, IPO, or when Vestar's ownership falls below 10% of the Common Units. Any super performance based award which is not fully vested by December 31, 2002 will be automatically terminated.

     The Phantom Equity Program and all awards are subject to readjustment in the event of a reorganization of the Company required in connection with a refinancing, and the applicable percentages are subject to readjustment to take into consideration new issuances of Equity.


8.       Restructure and Reorganization Charge

     In the second quarter of 1998, the Company announced a plan to restructure its Connecticut shaver assembly and warehousing operations ("the Plan"). The Plan consisted of relocating the shaver assembly operations to an existing Remington third party supplier located in China and relocating the warehousing function to a third party provider in California. The Plan affected the employment of approximately 235 employees located at the Company's two Connecticut facilities, the majority of which were factory employees. During 1998, the Company recorded total non-recurring charges of $9.6 million related to the Plan, of which $6.8 million was charged to restructuring and reorganization and $2.8 million was charged to cost of sales related to inventory write-downs associated with the Plan.

     The Company substantially completed the relocation of the Connecticut shaver assembly to Asia, and the relocation of the Connecticut warehousing facility to a third party in California in the fourth quarter of 1998. In
December 1998, the Company terminated substantially all of the affected employees, and approximately $0.5 million of severance and other benefit costs were charged against the restructuring reserve. The remaining amounts were paid out in 1999. In the fourth quarter of 1998, the Company terminated its lease obligations with respect to certain equipment and machinery utilized in the factory and warehouse, however, the Company continued to pay non-cancelable lease obligations for its Connecticut warehouse facility until they expired in 1999. As of December 31, 1999, all restructuring costs had been completed and no future liabilities exist. Total cash outlays for restructuring activities in 1999 and 1998 were $2.2 and $1.1 million, respectively.


9.   Income Taxes

     U.S. Federal income taxes on net earnings of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for U.S. Federal income taxes for the Company. However, certain state and local jurisdictions do not recognize partnership status for taxing purposes and require taxes be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes. Foreign pretax earnings/(losses) were $1,371, $4,264, and $(1,613) thousand for the years ended December 31, 2000, 1999 and 1998, respectively.

                       Remington Products Company, L.L.C.

    The provision for income taxes consists of the following for the years ended December 31 (in thousands):

                                                           2000            1999               1998
                                                         --------        --------          ---------

Current:
   Foreign                                                $  (55)         $ 1,371             $ 329
   State and local                                            26                8                79
Deferred:
   Foreign                                                   428             (144)              (26)
                                                           -----          -------             -----
Total                                                     $  399          $ 1,235             $ 382
                                                           =====          =======             =====


Reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes (in thousands):



Income taxes computed at statutory U.S.
   Federal income tax rate                               $ 4,734         $ 2,545          $(5,234)
Partnership status for U.S. federal income
   tax purposes                                           (4,254)         (1,052)           4,670
State and local income taxes                                  26               8               79
Foreign tax refunds                                         (924)             --               --
Adjustment for foreign income tax rates                      817            (266)             867
                                                         -------         -------           ------
Provision for income taxes                               $   399         $ 1,235           $  382
                                                         =======         =======           ======


    The components of the Company's deferred tax assets and liabilities included on the balance sheet at December 31 are as follows (in thousands):

                                                           2000            1999             1998
                                                          ------          ------           ------
Depreciation and other                                   $    (2)        $   171            $  171
Foreign tax loss carryforwards                             1,158           1,323             1,853
                                                           -----           -----             -----
                                                           1,156           1,494             2,024

   Less valuation allowance                               (1,163)         (1,179)           (1,853)
                                                         -------         -------            ------
Total deferred tax assets (liabilities), net             $    (7)        $   315            $  171
                                                         =======         =======            ======

     The valuation allowance relates primarily to the foreign tax loss carryforwards, which have been fully reserved due to the uncertain nature of their ultimate realization based upon past performance. Approximately $0.5 million of the $3.2 million in foreign tax loss carryforwards expire between 2003 through 2005, while the remaining $2.7 million has no expiration date.

                       Remington Products Company, L.L.C.

10.  Commitments and Contingencies

     The Company is liable under the terms of noncancelable leases of real estate and equipment for minimum annual rent payments as follows (in thousands):

                                               Operating           Capital
                                                 Leases            Leases
                                               ---------          --------

        2001                                    $ 3,610           $  416
        2002                                      2,661              322
        2003                                      1,912              201
        2004                                      1,285               --
        2005                                        992               --
        2006 and thereafter                       5,169               --
                                                -------           ------
        Total minimum lease payments            $15,629              939
                                                =======
        Less:  amount representing interest                          104
                                                                  ------
        Present value of minimum lease payments                   $  835
                                                                  ======

     Rent expense was $7,004, $7,342 and $7,077 thousand for the years ended December 31, 2000, 1999 and 1998.

     The majority of the leases contain escalation clauses which provide for increases to recover future increases in certain operating costs and certain leases require additional payments based on sales volume. The future minimum rental payments shown above include base rentals with known escalations. Lease agreements may include renewal options and usually require that the Company pay for utilities, taxes, insurance and maintenance expenses.

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

Information regarding the Company's pension plan as of December 31, 2000 and 1999 are as follows (in thousands):

Change in Benefit Obligation:                        2000            1999
                                                    ------          ------
   Benefit obligation at beginning of year          $6,678        $ 6,902
   Service cost                                        385            468
   Interest cost                                       363            398
   Amendments                                           --           (278)
   Actuarial (gain) loss                             1,338           (429)
   Benefits paid                                    (1,369)          (196)
   Currency exchange rate effects                     (502)          (187)
                                                    ------          -----
   Benefit obligations at end of year                6,893          6,678
                                                    ------          -----
Change in Plan Assets:
   Fair value of plan assets at beginning of year    8,327          6,909
   Actual return on plan assets                       (256)         1,375
   Employer contributions                              384            319
   Participant contributions                           116            110
   Benefits paid                                    (1,369)          (196)
   Currency exchange rate effects                     (642)          (190)
                                                    -------        ------
   Fair value of plan assets at end of year          6,560          8,327
                                                    -------        -------
Funded Status                                         (333)         1,649
Unrecognized net actuarial (gain) loss                 772         (1,534)
                                                    ------        -------
Prepaid benefit cost                                $  439        $   115
                                                    ======        =======

                       Remington Products Company, L.L.C.

     Amounts recognized in the balance sheet are comprised of the prepaid benefit costs as noted above.

Weighted average assumptions:
   Discounted rate                                    6.0%            6.0%
   Expected return on plan assets                     7.0%            7.0%
   Rate of compensation increase                     3.25%           3.25%


                                                                        Year Ended December 31,
                                                                --------------------------------------
                                                                 2000             1999          1998
                                                                ------           ------        ------
Components of Net Periodic Benefit Cost:
  Service cost                                                   $ 259            $293          $ 359
  Interest cost                                                    370             395            461
  Expected return on plan assets                                  (426)           (631)          (529)
                                                                 -----           -----          -----
Net periodic benefit cost                                        $ 203           $  57          $ 291
                                                                 =====           =====          =====



     Employee Savings Plan. The Company has a savings accumulation plan (the "Plan") under Section 401(k) of the Internal Revenue Code covering substantially all regular employees in the United States. The Plan is subject to the provisions of ERISA. The Plan allows for employees to defer up to the lesser of 15% of their annual earnings or within limitations on a pre-tax basis through voluntary contributions to the plan. The Plan provides for contributions in an amount equal to 50% of their employees' contributions up to a maximum of 6% of their total salary. The Company's matching contributions were $0.3 million for each of the years ended December 31, 2000, 1999 and 1998.


12.  Financial Instruments, Credit Risk and Other

      Fair Value of Financial Instruments:

     The carrying amounts for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments. The fair value and book value at December 31, 2000 of long-term fixed rate debt was approximately $102.2 million and $130.0 million, respectively. The fair value and book value at December 31, 1999 of long-term fixed rate debt was approximately $100.1 million and $130.0 million, respectively.

     Concentration of Credit Risk:

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and accounts receivable. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. As of December 31, 2000, the Company had an uncollateralized receivable with Wal-Mart which represented approximately 20% of the Company's accounts receivable balance. During calendar 2000, sales to Wal-Mart represented approximately 25% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

                       Remington Products Company, L.L.C.

     At December 31, 2000, forward contracts to sell approximately 11.6 million UK Pounds Sterling, 5.0 million Australian dollars and 0.8 million euros were outstanding, all of which mature in 2001. At December 31, 1999, forward contracts to sell 6.0 million UK Pounds Sterling and 4.7 million Australian dollars were outstanding and matured at various dates in 2000. The accounting for hedges is discussed separately under Hedging Activity within Footnote 1.

     Other:

     The Company's finished goods are manufactured for the Company by third-party suppliers located primarily in China and Japan. The Company's most significant suppliers, Izumi Industrial Inc., Fourace Industries, Ltd. and Raymond Industrial Ltd., accounted for approximately 54% of the Company's overall cost of sales in 2000. Although the Company considers its present relationships with these suppliers to be good, any adverse change in the relationships with these suppliers, the financial condition of these suppliers, the Company's ability to import outsourced products or these suppliers' ability to manufacture and deliver outsourced products on a timely basis would have a material adverse effect on the Company.


13.  Related Party Transactions

     Pursuant to a management agreement (the "Management Agreement") entered into in connection with the reorganization of the Company in 1996, Vestar Capital receives an annual advisory fee equal to the greater of $500 thousand or 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis for rendering advisory and consulting services in relation to strategic financial planning and other affairs of the Company. Vestar Capital will also be paid reasonable and customary investment banking fees in connection with an initial public offering, sale of the Company and other financing. The Management Agreement will be in effect until May 23, 2006, provided that the Management Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that the Vestar Members own less than 25% of the number of the Company's Common Units owned by the Vestar Members on May 23, 1996, and provided further that Vestar Capital may terminate the Management Agreement at any time.

     Pursuant to a consulting and transitional services agreement (the "Consulting Agreement") entered into in connection with the reorganization of the Company in 1996, RPI receives an annual fee equal to the greater of $500 thousand or 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis for rendering advisory and consulting services in relation to strategic financial planning, product development and evaluation of mergers, acquisitions and divestitures. The Consulting Agreement will be in effect until May 23, 2006, provided that the Consulting Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that RPI owns less than 25% of the number of the Company's Common Units owned by RPI on May 23, 1996, and provided further that Vestar Capital may terminate the Consulting Agreement at any time (but only to the extent that Vestar Capital also terminates similar provisions of the Management Agreement).

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

                       Remington Products Company, L.L.C.

14.  Business Segment and Geographical Information

     The Company distributes its products through its three operating segments, which are comprised of 1) the North America segment, which sells product primarily through mass-merchant retailers, department stores and drug store chains throughout the United States and Canada, 2) the International segment, which sells product through an international network of subsidiaries and distributors and 3) the U.S. Service Stores segment, consisting of Company-owned and operated service stores throughout the United States.

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

     Information by segment and geographical location is as follows (in thousands):


                                                       Year                Year               Year
                                                      Ended               Ended              Ended
                                                    December 31,       December 31,        December 31,
                                                      2000                1999                 1998
                                                    ------------       -----------         ------------

Net Sales:
   North America                                     $207,610           $158,333           $130,316
   International                                      114,794            116,044             95,611
   U.S. Service Stores                                 42,745             44,389             42,430
                                                     --------           --------           --------
Total                                                $365,149           $318,766           $268,357
                                                     ========           ========           ========

Operating Income:
    North America                                     $32,278           $ 20,318           $ 11,766
    International                                       8,533             10,888              5,372
    U.S. Service Stores                                 3,197              3,469              3,613
    Depreciation and amortization                     (5,753)             (5,555)            (5,169)
    Restructuring and reorganization charge                --                 --             (6,806)
    Inventory write-down                                   --                 --             (2,760)
                                                     --------           ---------          --------
Total                                                $ 38,255           $ 29,120           $  6,016
                                                     ========           ========           ========
Segment Assets:
    North America                                    $146,828           $129,011           $122,073
    International                                      86,746             84,906             62,264
    U.S. Service Stores                                 8,913             10,073             11,390
                                                      -------           --------           --------
Total                                                $242,487           $223,990           $195,727
                                                     ========           ========           ========
Capital Expenditures:
    North America                                     $ 3,136            $ 1,705            $ 1,743
    International                                         714              1,091                969
    U.S. Service Stores                                   564                722              1,167
                                                      -------           --------            -------
Total                                                 $ 4,414            $ 3,518            $ 3,879
                                                      =======            =======            =======

                       Remington Products Company, L.L.C.

     Net sales in the United Kingdom represented approximately 17%, 19% and 19% of the Company's net sales during the years ended December 31, 2000, 1999 and 1998, respectively. No other country contributed more than 10% of net sales.

     The Company's largest customer, Wal-Mart, accounted for approximately 25%, 22% and 19% of the Company's net sales during the years ended December 31, 2000, 1999 and 1998, respectively, and is serviced primarily by the North American segment. No other customer accounted for more than 10% of the Company's net sales during the years ended December 31, 2000, 1999 and 1998.


15.      Quarterly Financial Information (unaudited, in thousands)


                                                               Three Months Ended
                                         -----------------------------------------------------------------
2000                                     March 31         June 30         September 30         December 31     Total Year
--------------                           --------       ----------        ------------         -----------     ----------
Net sales                                   $48,639        $69,234            $83,973            $163,303      $365,149
Gross profit                                 21,407         30,725             37,397              73,855       163,384
Operating income                                330          6,536             10,865              20,524        38,255
Income (loss) before income taxes            (5,555)           669              4,674              13,348        13,136
Net income (loss)                            (5,297)         1,599              4,483              11,952        12,737
Net income (loss) applicable to
   common units                              (8,145)        (1,334)             1,462               8,840           823


1999
--------------
Net sales                                   $43,586        $59,437            $73,050            $142,693      $318,766
Gross profit                                 19,053         25,858             32,057              65,529       142,497
Operating income                                270          1,596              8,536              18,718        29,120
Income (loss) before income taxes            (4,457)        (3,680)             2,883              12,524         7,270
Net income (loss)                            (4,131)        (3,653)             2,853              10,966         6,035
Net income (loss) applicable to
   common units                              (6,661)        (6,259)               169               8,201        (4,550)




                       REMINGTON PRODUCTS COMPANY, L.L.C.


                  Schedule II--Valuation & Qualifying Accounts
                                 ( in thousands)

                                                                        Additions
                                                        Balance at     Charged to                Balance at
                                                        Beginning       Costs and                   End
                                                         of Year        Expenses    Deductions    of Year
                                                        ----------     ----------   ----------   ----------



Year Ended December 31, 2000

   Allowance for doubtful accounts                         $2,335       $   206      $  (351)      $ 2,190

   Allowance for cash discounts and returns                10,166        20,197      (19,483)       10,880

Year Ended December 31, 1999

   Allowance for doubtful accounts                         $2,749       $   534      $  (948)      $ 2,335

   Allowance for cash discounts and returns                 7,655        22,690      (20,179)       10,166

Year Ended December 31, 1998

   Allowance for doubtful accounts                         $  734       $ 2,242      $  (227)      $ 2,749

   Allowance for cash discounts and returns                 8,925        15,299      (16,569)        7,655

