Form 10-Q
period 2001-03-31
REMINGTON PRODUCTS CO LLC
filed 2001-05-15
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 2001.

                                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429

                       Remington Products Company, L.L.C.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           06-1451076
--------------------------------                           --------------------
(State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                             Identification No.)

60 Main Street, Bridgeport, Connecticut                         06604
---------------------------------------                      -----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (203)  367-4400
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each class            Name of each exchange on which registered
                None                                    None
---------------------------------     -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
              -----------------------------------------------------

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

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX
                                      -----
                                                                         PAGE
                                                                         ----
PART I.     FINANCIAL INFORMATION



Item 1.     Financial Statements (unaudited):

            Consolidated Balance Sheets -
             March 31, 2001 and December 31, 2000                           3

            Consolidated Statements of Operations -
             For the three months ended March 31, 2001 and 2000             4

            Consolidated Statements of Cash Flows -
             For the three months ended March 31, 2001 and 2000             5

            Notes to Unaudited Consolidated Financial Statements            6


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk     11

Item 5.     Other Information                                              11

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               11

            Signature                                                      12

                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited in thousands)



                                                                        March 31,        December 31,
                                                                          2001               2000
                                                                        ---------        ------------

ASSETS
Current assets:
    Cash and cash equivalents                                           $ 6,768            $10,342
    Accounts receivable, less allowance for doubtful
        accounts of $2,261 in 2001 and $2,190 in 2000                    49,522             89,388
    Inventories                                                          82,599             66,854
    Prepaid and other current assets                                      9,516              3,388
                                                                       --------            -------
            Total current assets                                        148,405            169,972

Property, plant and equipment, net                                       13,488             12,807
Intangibles, net                                                         54,038             54,522
Other assets                                                              4,535              5,186
                                                                       --------           --------
            Total assets                                               $220,466           $242,487
                                                                       ========           ========

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
    Accounts payable                                                   $ 18,118            $23,886
    Short-term borrowings                                                 2,344              4,732
    Current portion of long-term debt                                     3,976              3,373
    Accrued liabilities                                                  14,469             31,942
                                                                        -------            -------
            Total current liabilities                                    38,907             63,933

Long-term debt                                                          203,413            195,161
Other liabilities                                                         1,129                897

Members' deficit:
     Members' deficit                                                   (17,642)           (12,701)
     Accumulated other comprehensive income                              (5,341)            (4,803)
                                                                       --------           --------
            Total members' deficit                                      (22,983)           (17,504)
                                                                       --------           --------
            Total liabilities and members' deficit                     $220,466           $242,487
                                                                       ========           ========



            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited in thousands)



                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                     2001              2000
                                                                                  ---------         ----------

Net sales                                                                          $54,493            $48,639
Cost of sales                                                                       31,020             27,232
                                                                                   -------            -------
         Gross profit                                                               23,473             21,407

Selling, general and administrative expenses                                        22,161             20,590
Amortization of intangibles                                                            485                487
                                                                                  --------            -------
         Operating income                                                              827                330

Interest expense                                                                     5,727              5,546
Other expense                                                                          670                339
                                                                                   -------            -------
         Loss before income taxes                                                   (5,570)            (5,555)

Benefit for income taxes                                                              (629)              (258)
                                                                                   -------             ------
         Net loss                                                                  $(4,941)           $(5,297)
                                                                                   ========           ========

Net loss applicable to common units                                                $(8,146)           $(8,145)
                                                                                   ========           ========



            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited in thousands)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    2001              2000
                                                                                 ----------        ----------

Cash flows from operating activities:
   Net loss                                                                       $(4,941)           $(5,297)

   Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

       Depreciation                                                                   692                816
       Amortization of intangibles                                                    485                487
       Amortization of deferred financing fees                                        622                393
       Deferred income taxes                                                          (78)                 4
       Foreign currency forward (gains) losses                                       (163)               207
                                                                                  -------              ------
                                                                                   (3,383)            (3,390)
       Changes in assets and liabilities:
          Accounts receivable                                                      37,456             37,310
          Inventories                                                             (18,096)            (9,102)
          Accounts payable                                                         (5,611)            (7,358)
          Accrued liabilities                                                     (17,225)           (16,993)
          Other, net                                                               (2,835)              (859)
                                                                                  -------            -------
              Cash provided by (used in) operating activities                      (9,694)              (392)
                                                                                  -------            -------
Cash flows used in investing activities:
   Capital expenditures                                                            (1,483)              (642)
                                                                                  -------            -------
Cash flows from financing activities:
    Repayments under term loan facilities                                            (241)              (383)
    Repayments under credit facilities                                            (14,028)           (10,537)
    Borrowings under credit facilities                                             22,360              7,196
                                                                                  -------            -------
              Cash provided by (used in) financing activities                       8,091             (3,724)

              Effect of exchange rate changes on cash                                (488)              (255)
                                                                                  -------            -------
Decrease in cash and cash equivalents                                              (3,574)            (5,013)
Cash and cash equivalents, beginning of period                                     10,342              9,866
                                                                                  -------            -------
            Cash and cash equivalents, end of period                              $ 6,768            $ 4,853
                                                                                  ========           =======
Supplemental cash flow information:
       Interest paid                                                              $ 1,470            $ 1,168
       Income taxes paid, net                                                     $    48            $   343




            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.

              Notes to Unaudited Consolidated Financial Statements




1.    Basis of Presentation

     The statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles, and reflect all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.


2.    Inventories

       Inventories were comprised of the following (in thousands):

                                                  March 31,       December 31,
                                                    2000              2001
                                                  ---------       -----------

         Finished goods                             78,673          $63,673
         Work in process and raw materials           3,926            3,181
                                                   -------          -------
                                                   $82,599          $66,854
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

5.     Comprehensive Income

     Comprehensive income consists of the following (in thousands):


                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001             2000
                                                  --------         --------
Net loss                                          $(4,941)          $(5,297)
Other comprehensive income:
   Foreign currency translation adjustments        (2,217)           (1,368)
   Net unrealized hedging gain                      1,679             1,468
                                                 --------           -------
         Comprehensive income (loss)              $(5,479)          $(5,197)
                                                 ========           =======

6.          Subsequent Event

     On April 18, 2001, the Company completed the sale of $50 million of Senior Subordinated Notes (the "Notes"). The net proceeds of approximately $45 million, after discounts and other issuance costs, were used to repay existing term loans and a portion of the outstanding revolving credit borrowings under the Company's current Senior Credit Agreement. The Notes have substantially the same terms as those outstanding under the Company's $130 million issue of Senior Subordinated Notes originally issued on May 23, 1996 (the "Old Notes").

     The Company will file a registration statement with the SEC in the second quarter of 2001 for the purpose of enabling holders of the Notes and the Old Notes to exchange them for publicly registered notes. The new notes issued in this exchange offer will comprise an integrated issue of $180 million of Senior Subordinated Notes. Each of the Notes and the Old Notes are, and the notes to be issued in the exchange offer will be, subordinated in right of payment to all of the Company's senior debt and will mature on May 15, 2006.

     In addition, in order to fund the Company's continuing growth, the Company has obtained a signed commitment letter from a bank group with respect to a new asset based Senior Revolving Credit Facility. The new facility will constitute a five-year borrowing facility in the principal amount of at least $110 million. The initial drawdown under the new revolving facility will be used to repay the remaining outstanding borrowings under the Company's current $70 million Senior Revolving Credit Facility.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is a leading consumer products company focusing on the development and marketing of personal care products. The Company designs and distributes electric shavers and accessories, grooming products, hair care appliances, wellness products and other small electrical consumer products. The Company distributes its products through three operating segments which are comprised of 1) the North America segment, which sells products through mass-merchant retailers, department stores and drugstore chains throughout the United States and Canada, 2) the International segment, which sells products to similar customers through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment consisting of Company-owned and operated service stores throughout the United States.

     Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives approximately 40% of its annual net sales in the fourth quarter of each year while the first quarter of each year is generally the Company's weakest quarter. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year.


Results of Operations

     The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income by its North American, International and U.S. Service Stores operating segments, as well as the Company's consolidated results of operations as a percentage of net sales for the three months ended March 31, 2001 and 2000.

                                                                         Three Months Ended March 31,
                                                                ----------------------------------------------
                                                                      2001                         2000
                                                                -----------------            -----------------
                                                                  $          %                 $           %
                                                                -----      -----             -----       -----
     Net Sales:
        North America                                           $29.9       54.9             $22.5        46.3
        International                                            17.6       32.3              18.6        38.3
        U.S. Service Stores                                       7.0       12.8               7.5        15.4
                                                                -----      -----             -----       -----
                                                                 54.5      100.0              48.6       100.0

     Cost of sales                                               31.0       56.9              27.2        56.0
                                                                -----      -----             -----       -----

     Gross profit                                                23.5       43.1              21.4        44.0

     Selling, general and administrative expenses                22.2       40.7              20.6        42.4
     Amortization of  intangibles                                 0.5        0.9               0.5         1.0
                                                                -----      -----             -----       -----
     Operating income (loss):
        North America                                             2.5        4.7               1.4         2.9
        International                                            (0.2)      (0.4)              0.3         0.6
        U.S. Service Stores                                      (0.3)      (0.6)             (0.1)       (0.2)
        Depreciation and amortization                            (1.2)      (2.2)             (1.3)       (2.7)
                                                                -----      -----             -----       -----
     Total operating income                                       0.8        1.5               0.3         0.6

     Interest expense                                             5.7       10.5               5.5        11.3
     Other expense                                                0.7        1.3               0.4         0.8
                                                                -----      -----             -----       -----
     Loss before income taxes                                    (5.6)     (10.3)             (5.6)      (11.5)
     Benefit for income taxes                                    (0.7)      (1.3)             (0.3)       (0.6)
                                                                -----      -----             -----       -----
     Net loss                                                   $(4.9)      (9.0)            $(5.3)      (10.9)
                                                                =====      =====             =====       =====


First Quarter Ended March 2001 Versus March 2000

     Net Sales. Net sales for the quarter ended March 31, 2001 were $54.5 million, an increase of 12.0% compared to $48.6 million for the quarter ended March 31, 2000. This increase is attributable to strong sales in the North American business, which more than offset decreases in the International and U.S. Service Stores' businesses. Sales in the International business decreased due to the negative currency impact on foreign currency translation. Excluding the negative currency impact, net sales on a worldwide basis increased 15.5% in the first quarter of 2001 compared to the first quarter of 2000.

     Net sales in North America were $29.9 million in the first quarter of 2001, an increase of 32.9% compared to $22.5 million in the first quarter of 2000. Sales increased across all major product categories as a result of new products introduced in the latter half of 2000 and the expansion of the Company's distribution network at both existing and new customers.

     International net sales were $17.6 million in the first quarter of 2001, a decrease of 5.4% compared to $18.6 million in the first quarter of 2000. The sales decrease is attributable to the negative impact of foreign currency translations. Excluding the negative currency impacts, International sales increased 3.7%. On a local currency basis, sales increased across all major product categories.

     Net sales through the Company's U.S. Service Stores decreased 6.7% to $7.0 million in the first quarter of 2001 from $7.5 million in the first quarter of 2000. The decrease was due primarily to four fewer stores on average during the comparable periods.

     Gross Profit. Gross profit was $23.5 million, or 43.1% of net sales in the first quarter of 2001 compared to $21.4 million, or 44.0% of net sales in the first quarter of 2000. Gross profit increased due to higher sales, however the gross profit percentage decreased due to the sale of certain discontinued products in North America and the negative impact of foreign currency on product costs in the International business.

     Selling General and Administrative Expenses. Selling general and administrative expenses increased to $22.2 million or 40.7% of net sales in the first quarter of 2001, compared to $20.6 million or 42.4% of net sales in 2000. The increase in selling, general and administrative expenses is primarily due to higher distribution and promotional expenses as a result of the higher sales. In addition, included in selling, general and administrative expenses in 2001 are $0.6 million of costs associated with a product recall in the International business.

     Operating Income. Operating income in the first quarter of 2001 improved to $0.8 million compared to $0.3 million in the first quarter of 2000. The increase is due to higher net sales and lower selling, general and administrative expenses as a percentage of sales, partially offset by the lower gross profit percentage.

     Interest Expense. Interest expense was $5.7 million for the first quarter of 2001 compared to $5.5 million in the first quarter of 2000 due to higher amortization expense of deferred financing fees. Cash interest expense was consistent with the prior year as interest on higher average borrowings was offset by lower interest rates.

     Income Tax Benefit. The benefit for income taxes was $0.7 million for the three months ended March 31, 2001 compared to a benefit of $0.3 million for the three months ended March 31, 2000. The income tax benefits were generated primarily due to higher net losses in certain European countries.

Liquidity and Capital Resources

     Net cash used in operating activities for the first quarter of 2001 was $9.7 million versus $0.4 million during the first quarter of 2000. The increase in cash used in operating activities is attributed primarily to higher inventory levels to fund higher sales volume planned in 2001.

     The Company's operations are not capital intensive. During the first quarter of 2001 and 2000, the Company's capital expenditures totaled $1.5 million and $0.6 million, respectively. The higher capital expenditures in the first quarter of 2001 are due to increased investments in tooling for new products. Capital expenditures for 2001 are anticipated to be approximately $5.2 million.

     The Company borrowed a net of approximately $8.3 million on various revolving credit agreements and made $0.2 million in scheduled term loan payments during the first quarter of 2001.

     The Company's primary sources of liquidity are funds generated from operations and borrowings available pursuant to the Company's existing Senior Credit Agreement. The Senior Credit Agreement includes $70 million in Revolving Credit Facilities which are due on June 30, 2002 and provides a borrowing base of 85% of eligible accounts receivable and 60% of eligible inventory. In addition, the borrowing base can be increased as needed by $10 million over the applicable percentage of eligible receivables and inventories from March 16 through June 29 of 2001 (still limited by the total amount of the facility).

     On April 18, 2001, the Company completed the sale of $50 million of Senior Subordinated Notes. Additional information with respect to the Senior Subordinated Notes is included in Note 6 of the "Notes to the Consolidated
Financial Statements" of the Company appearing elsewhere herein. The net proceeds of $45 million were used to pay off the term loans and the supplemental loans under the Senior Credit Agreement and to pay down a portion of the outstanding revolving credit facility. In order to finance the continuing growth of the Company, the Company has obtained a signed commitment letter from a bank group with respect to a new asset based Senior Revolving Credit Facility. The new facility will consist of a five-year borrowing facility in the principal amount of at least $110 million. The initial drawdown under the new revolving credit facility will be used to repay the remaining outstanding borrowings under the Company's outstanding revolving credit facility.

     As of March 31, 2001, the Company was in compliance with all covenants under the Senior Credit Agreement and availability under the current Revolving Credit Facilities was approximately $17.8 million. The Company believes that cash generated from operations and available borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.


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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     There are no material changes to the disclosure on this matter made in the Company's report on Form 10-K for the year ended December 31, 2000.


ITEM 5.  Other Information

     On April 18, 2001, the Company completed the sale of $50 million of the Notes. The net proceeds of approximately $45 million, after discounts and other issuance costs, were used to repay existing term loans and a portion of the outstanding revolving credit borrowings under the Company's current Senior Credit Agreement. The Notes have substantially the same terms as the Old Notes.

     The Company will file a registration statement with the SEC in the second quarter of 2001 for the purpose of enabling holders of the Notes and the Old Notes to exchange them for publicly registered notes. The new notes issued in this exchange offer will comprise an integrated issue of $180 million of Senior Subordinated Notes. Each of the Notes and the Old Notes are, and the notes to be issued in the exchange offer will be, subordinated in right of payment to all of the Company's senior debt and will mature on May 15, 2006.


                            PART II OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

4.5 Indenture dated as of April 18, 2001 between Remington Products Company, L.L.C. ("Remington"), Remington Capital Corp. ("Capital") and The Bank of New York, as trustee.

4.6  Form of 11% Series C Senior Subordinated Notes.

4.7 Purchase Agreement dated April 3, 2001 between Remington, Capital, Bear Stearns & Co. Inc. and Fleet Securities, Inc.

4.8 Registration Rights Agreement dated as of April 18, 2001 between Remington, Capital, Bear Stearns & Co. Inc. and Fleet Securities, Inc.


(b)  Reports on Form 8-K

     During the quarter ended March 31, 2001, the Registrant did not file any reports on Form 8- K.

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

Date:  May 15, 2001