Form 10-K
period 2001-12-31
REMINGTON PRODUCTS CO LLC
filed 2002-04-01
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2001.

                                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429
                                               333-07429-01

                       Remington Products Company, L.L.C.
                       ----------------------------------
                             Remington Capital Corp.
                             -----------------------
            (Exact name of registrants as specified in their charter)

                                                     06-1451076
                Delaware                             06-1451079
--------------------------------------        --------------------------
(State or other jurisdiction of               (IRS Employer
  incorporation or organization)                Identification Nos)

60 Main Street, Bridgeport, Connecticut               06604
---------------------------------------            -----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:      (203)  367-4400
                                                         ---------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each class          Name of each exchange on which registered
                  None                               None
----------------------------------    -----------------------------------------

               Securities registered pursuant to Section 12(g) of the Act:

                                            None
               -----------------------------------------------------------
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

Forward Looking Statements

     This annual report on Form 10-K may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from any forward-looking statements are the success of new product introductions and promotions, changes in the competitive environment for the Company's products, changes in economic conditions, foreign exchange risk, outcome of litigation, and other factors discussed herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

Description of Business

     The Company distributes its products through three operating segments which are comprised of 1) the North American segment, which sells product through mass-merchant retailers, department stores and drug store chains throughout the United States and Canada, 2) the International segment, which sells product through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment consisting of Company-owned and operated service stores throughout the United States. Additional financial information relating to Remington's three operating segments is set forth in Note 13 (Business Segment and Geographic Information) of the "Notes to the Consolidated Financial Statements" of the Company appearing elsewhere herein.

Products

     The Company's principal personal care products consist of the following product categories:

     Shaver and Grooming Products. The Company distributes a complete line of shaver and grooming products, including men's and women's shavers, beard and mustache trimmers, nose and ear trimmers, haircut kits and related accessories. The Company's primary men's electric shavers consist of the MicroScreen(R) line of single, dual and triple foil shavers as well as the MicroFlex(R) line of rotary shavers marketed in North America and the Fast Track(R) line of rotary shavers marketed internationally. The women's electric shaver category includes a full line of women's Smooth & Silky(R) wet/dry shavers as well as epilators. The Company distributes electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), preshave products and cleaning agents. Grooming products consist of the Precision(R) line, including beard and mustache trimmers, nose hair and ear hair trimmers, and personal groomers, which offer a selection of grooming accessories, as well as a line of home haircut kits. Shaver and grooming products accounted for approximately 58%, 52% and 48% of the Company's net sales for the years ended December 31, 2001, 2000 and 1999, respectively.

     Hair Care and Wellness. The hair care products consist of hair dryers, hairsetters, curling irons, hair crimpers and straighteners, hot air brushes and lighted mirrors. The hair dryer category includes the Company's Vortex(R) hair dryer, and Pro Air(R) chrome dryers. The Company's hairsetter products include the Remington Twisters(R), Express Set(R) hairsetter and the Smart Setter(R) hairsetter, all of which incorporate proprietary technologies of color change and wax core. Wellness products consist primarily of Remington's paraffin wax hand spas and foot spas. Hair care and wellness products accounted for approximately 29%, 31% and 30% of the Company's net sales for the years ended December 31, 2001, 2000 and 1999, respectively.

     Other Products. Remington sells a variety of Remington and non-Remington brand personal care products through the Company's service stores, and also distributes other small appliances, such as vacuums and electric irons, in certain markets.

Distribution

     The Company's products are sold in the United States and internationally in many countries through mass merchandisers, catalog showrooms, drug store chains and department stores, in addition to the Company's service stores.

     In the United States, the Company sells products through mass-merchant retailers such as Wal-Mart, K-Mart and Target, department stores such as Sears, Federated and Kohls, drug store chains including Walgreens, Rite Aid and Eckerd, and Remington's own service stores. Throughout the United States, the Company's products are sold through in excess of 20,000 retail outlets. In addition, the Company markets and distributes its products through television direct to consumer retailing with QVC and the Home Shopping Network and Internet retailers such as drugstore.com, as well as the Company's own website, remington-products.com.

     On a worldwide basis, Wal-Mart accounted for approximately 30%, 25% and 22% of the Company's net sales during the years ended December 31, 2001, 2000 and 1999, respectively. No other customer accounted for more than 10% of the Company's net sales in the three year period ended December 31, 2001.

U.S. Service Stores

     As of March 1, 2002, the Company owned and operated a chain of 77 service stores in the United States. During 2001 there were an average of 88 stores open compared to an average of 93 stores in 2000 and 99 stores in 1999. The stores are primarily located in shopping malls and outlet malls and sell and service a variety of Remington and non-Remington shavers, personal care and other products. The service stores also oversee sales of replacement parts to approximately 300 independent authorized shaver service dealers across the United States. In 2001, 2000 and 1999 the Company's U.S. Service Stores segment generated approximately 10%, 12% and 14%, respectively, of the Company's net sales.

Suppliers

     All of the Company's finished goods inventories are manufactured for the Company by third party suppliers primarily located in China and Japan. The Company maintains ownership of tools and molds used by many of its suppliers. The Company's most significant suppliers, Izumi Products, Inc., Raymond Industrial Ltd., and Specialife Industries, Ltd., accounted for approximately 46% of the Company's overall cost of sales in 2001. Remington has had a relationship with its suppliers for many years and management considers its present relationships to be good.

     The Company continues to manufacture certain foil cutting systems and accessories in Bridgeport, Connecticut using proprietary cutting technology and a series of specially designed machines. These systems are then shipped to third party suppliers for inclusion in the finished product.

Research and Product Development

     The Company believes that research and development activities are an important part of the Company's business and are essential to its long-term prospects. Research and development efforts at Remington allow the Company to maintain its unique manufacturing strength in cutting systems for shavers. The Company is continuously pursuing new innovations for its line of shavers including foil improvements and new cutting and trimmer configurations. The Company also devotes resources to the development of new technologies for its other products.

     During 2001, 2000 and 1999, research and development expenditures by the Company amounted to approximately $4.3, $4.2 and $4.0 million, respectively.

Patents and Trademarks

     The Company owns over 400 patent and patent applications in various countries for both design and utility. The Company's patents primarily cover electric shavers, cutting and trimming mechanisms and hair care and wellness products. In addition, the Company maintains over 1,400 different trademarks around the world which are utilized in connection with its products.

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

     Remington competes with established producers of foil and rotary shavers, such as Koninklijke Philips Electronics, N.V. ("Philips") and The Gillette Company, including its Braun Division, in the U.S. and International electric shaver and grooming markets. The Company's major competitors in the hair care and wellness markets are Conair, Helen of Troy and Homedics. There are no substantial regulatory barriers to entry for new competitors in the personal care products industry. However, companies that are able to maintain or increase the amount of retail shelf space allocated to their respective products may gain a competitive advantage.

     The rotary shaver market is significant outside the United States. The continued expansion of sales of the Company's rotary shavers outside the United States will be affected by, among other factors, the outcome of ongoing legal actions between the Company and Philips with respect to trademarks and designs registered by Philips outside the United States. See Item 3. Legal Proceedings.

Employees

     As of March 1, 2002, the Company employed approximately 800 people worldwide of which approximately 100 were employed part-time in the Company's service stores. None of the Company's employees are represented by a union. Remington believes relations with its employees are good.

Environmental Matters

     The Company's manufacturing operations in Bridgeport, Connecticut are subject to federal, state and local environmental laws and regulations. The Company believes it is in substantial compliance with all such environmental laws, which are applicable to its operations. In addition, as part of routine reporting requirements in connection with past property transfers, the Company has reported to the Connecticut Department of Environmental Protection (the "CTDEP") that it has detected petroleum, metals and solvent compounds in soil and ground water samples taken from its Bridgeport facility. The general remedial strategies have been selected by the Company and those strategies which require CTDEP approvals have been submitted for approval. All other strategies do not require approval for implementation. In addition to its ongoing program of environmental compliance, the Company has accruals of approximately $0.7 million to cover the anticipated costs of the remediation. The Company believes that any required change to the reserves due to the inherent uncertainties as to the ultimate costs for the remediation activities which are eventually undertaken would not be material to the Company's financial position or results of operations.

International Operations and Distribution

     Remington's international segment generated approximately 27%, 31% and 36% of the Company's net sales in 2001, 2000 and 1999, respectively. The Company's international network of subsidiaries and distributors currently extends to over 85 countries worldwide. The Company distributes its products through direct sales forces located in the United Kingdom, Germany, Italy, France, Ireland, Australia and New Zealand. In all other parts of the world the Company distributes its products through local distributors.

     The Company distributes products internationally through department stores, catalog showrooms, mass merchandisers, drug stores, specialized shaver shops and mail order distributors as well as through the Company's 11 service stores in the United Kingdom. In June 2000, the Company sold its 12 service stores in Australia.

     Additional financial information relating to Remington's international operations is set forth in Note 13 (Business Segment and Geographic Information) of the "Notes to Consolidated Financial Statements" of the Company appearing elsewhere herein.

Risk Factors

     In connection with a review of this Annual Report on Form 10-K, the following risk factors should be considered carefully.

     Debt. Remington has a significant amount of indebtedness. As of December 31, 2001 the Company had outstanding indebtedness of approximately $213 million. Remington's substantial indebtedness could have important consequences. For example, it could:

- make it more difficult for the Company to meet its obligations to creditors, including holders of its Senior Subordinated Notes, who could then require the Company to do such things as restructure its indebtedness, sell assets, or raise additional debt or equity capital;
- limit the Company's ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of the Company's growth strategy, research and development costs or other purposes;
- require the Company to dedicate a substantial portion of its cash flow to pay principal and interest on its debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
- limit the Company's flexibility in planning for and reacting to changes in its business and in the industry in which the Company operates that could make it more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
- place the Company at a disadvantage compared to its competitors that have less debt.

     Any of the above  listed  factors  could  have a  material  adverse  affect
Remington's business and results of operations and its ability to meet its obligations.

     The credit agreement governing the Company's revolving credit facility restricts management's discretion in operating the Company's business. In addition, the credit agreement requires the Company to maintain specified financial ratios and tests, among other obligations. In addition, the credit agreement governing the Company's revolving credit facility restricts, among other things, the Company's:

-    ability to incur additional indebtedness;
-    ability to make acquisitions; and
-    ability to make capital expenditures.


     Market Uncertainties. The markets in which Remington competes are highly competitive. The Company competes with large and established national and multinational companies, as well as smaller companies, in all of its product lines. Some of these competitors have, and new competitors may have, substantially greater resources than Remington has. Consequently, it cannot be assured that Remington will be able to compete effectively in the future.

     Manufacturing Uncertainties. The Company depends on comparatively few suppliers. The vast majority of finished goods are manufactured by suppliers located in China and Japan. The Company's three most significant suppliers of finished goods in 2001 accounted for approximately 46% of the total cost of sales, with the largest supplier comprising approximately 25% of the total cost of sales. Any adverse change in any of the following could have a material adverse effect on Remington's business:

-    relationships with these suppliers;
-    the financial condition of these suppliers;
-    the ability to import outsourced products; or
- these suppliers' ability to manufacture and deliver outsourced products on a timely basis.

     Although the Company has long-established relationships with many of its suppliers, it does not have long-term contracts with any of its suppliers. It cannot be assured that the Company could quickly or effectively replace any of its suppliers if the need arose, and it cannot be assured that the Company could retrieve tooling and molds possessed by any of its suppliers. Remington's dependence on these few suppliers could also adversely affect its ability to react quickly and effectively to changes in the market for its products. In addition, international manufacturing is subject to significant risks, including:

-    labor unrest;
-    political instability;
-    restrictions on transfer of funds;
-    domestic and international customs and tariffs;
-    unexpected changes in regulatory environments; and
-    potentially adverse tax consequences.

     It cannot be assured that Remington's business will not be adversely affected by the aforementioned risks, each of which could have an adverse effect on its ability to increase or maintain its international importing activities and/or on its results of operations.

     Remington depends on a single manufacturing facility for certain essential parts of its products. Remington manufactures the majority its foil cutting systems, using specially designed machines and proprietary cutting technology, at its sole company-owned manufacturing facility in Bridgeport, Connecticut. This manufacturing facility is subject to the normal hazards that could result in any material damage to any such facility. Damage to this facility, or prolonged interruption in the operations of this facility for repairs or other reasons, would have a material adverse effect on Remington's financial position and its results of operations.

     Product Introductions. The Company cannot be certain that its product innovations and marketing successes will continue. The Company believes that its future success will depend, in part, upon its ability to continue making innovations in its existing products and to develop, manufacture and market new products. The Company cannot assure that it will be successful in the introduction, marketing and manufacture of any new products or product innovations. Furthermore, there can be no assurance that the Company will be able to develop and introduce new products or improvements to its existing products which satisfy customer needs or achieve market acceptance. The failure to develop products and introduce them successfully in a timely manner could adversely affect Remington's financial condition and its results of operations.

     Customer Concentration. A small number of major customers account for a significant percentage of Remington's total net sales, and a decrease in orders from these major customers would cause the Company's net sales and profitability to decline.

     Net  sales  to  the  Company's   five  largest   customers   accounted  for
approximately 49% of its total net sales in 2001. Wal-Mart accounted for approximately 30% of its net sales worldwide during 2001. No other customer accounted for more than 10% of the Company's worldwide net sales in 2001. Although the Company has long-established relationships with many of its customers, it does not have long-term contracts with any of its customers. A decrease in business from any of the Company's major customers could have a material adverse effect on the Company's financial condition and results of operations.

     On January 22, 2002, Kmart, one of the Company's largest U.S. customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. While the outcome of the bankruptcy case can not be predicted, the Company continues to ship product to Kmart and is hopeful that the customer will successfully reorganize and emerge from bankruptcy in early 2003, as announced. However, if the customer is unsuccessful in reorganizing, there could be a short-term material adverse effect to the Company's operating results. It is the Company's belief that continued consumer demand for its products would ultimately be absorbed by the Company's other customers, although there can be no assurance of this. Kmart accounted for 7%, 7% and 6% of the Company's net sales for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

     Currency Risk. The Company is subject to foreign currency fluctuations as a result of its foreign manufacturing and sales activities. In 2001, 30% of the Company's net sales were made outside the United States. The U.S. dollar value of the Company's sales varies with currency exchange rate fluctuations. Changes in currency exchange rates could have an adverse effect on results of operations and the Company's ability to meet interest and principal obligations on its debt. The Company's results of operations are affected by changes in exchange rates. The Company's foreign subsidiaries sell products in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. dollar denominated. The Company takes precautions against these fluctuations by entering into foreign exchange forward contracts, which, in effect, lock in U.S. dollar exchange rates for products which the Company's foreign subsidiaries purchase. However, there can be no assurance that significant changes in currency exchange rates will not have an adverse impact on the Company's business or results of operations and, in fact, such an adverse impact was realized in the fiscal year ended December 31, 2001.

     Managing Growth. The Company may be unsuccessful in managing the growth of its business or integrating acquisitions. As part of the Company's long-term strategy, it seeks to acquire other brands and consumer product companies that can benefit from the Remington brand name and its manufacturing, sourcing, operations and distribution infrastructure. Although the Company is not currently a party to any agreement with respect to any pending acquisition which it believes is probable and material to its business, it has engaged in and continues to engage in evaluations and discussions with respect to potential acquisitions. It cannot be assured that the Company will be able to either identify and acquire attractive acquisition candidates at prices and on terms favorable to it or succeed at effectively and profitably managing the integration of an acquired business.

     Reliance on Key Personnel. The loss of the services of any members of the Company's senior management team could adversely affect its business. The Company is dependent on the continued services of its senior management team. The loss of any key personnel could have an adverse effect on the Company's business. The Company does not maintain key-person insurance for any of its officers, employees or directors.

     Litigation. The Company is engaged in a number of active litigations. In addition to litigation arising in the ordinary course of business, the Company is involved in a series of legal disputes with Philips. In each of several related actions which are pending in the United Kingdom, Philips has alleged that the sale of Remington's rotary shavers infringe upon registered trademarks owned by it. Accordingly, Philips is seeking damages and injunctions relating to the rotary shavers which Remington sells in the United Kingdom. Remington is defending these actions vigorously and has filed counterclaims alleging the invalidity of Philip's trademarks. The Company has filed preemptive claims against Philips in each of France and Italy seeking to nullify rotary shaver trademarks held by Philips in these countries. In response to Remington's claims and the sale by Remington of its rotary shavers, Philips has filed counterclaims alleging trademark infringement by Remington. It cannot be assured that the consequences of any adverse findings against Remington in these litigations will not have an adverse effect on the Company's financial position or results of operations.


ITEM 2.  Properties

     The following table sets forth information as of March 1, 2002 concerning the principal facilities of the Company.

Facility                   Function                              Square Feet

Bridgeport, CT             Headquarters (Owned)                       40,000
Bridgeport, CT             Manufacturing (Owned)                     167,000

     In addition to these properties, Remington leases offices and/or warehouse space in the United States, Canada, the United Kingdom, Germany, France, Italy, Ireland, Australia, New Zealand, Hong Kong and China. Remington also leases retail space for its 88 service stores, of which 77 are in the United States and 11 are in the United Kingdom. Leases for service stores generally extend up to five years. The majority of the leases contain escalation clauses, which provide for increases in rent to enable the lessor to recover future increases in certain operating costs. Certain leases require additional payments based on sales volume.


ITEM 3.  Legal Proceedings

     The Company is involved in a number of international litigations against Philips which relate to the trademarks owned by Philips with respect to the shape of the head portion of its three headed rotary shaver. It is essential to the Company's efforts to continue to sell rotary shavers in countries where such trademark rights exist that it be successful in these litigations. Following is a summary of these litigations.

Koninklijke Philips Electronics NV v. Remington Consumer Products Limited (U.K.)

     This action involves a claim by Philips that Remington's sale of rotary shavers in the United Kingdom infringed its design patent and trademark. Philips is seeking an injunction and damages on all rotary shavers sold by Remington. Remington is vigorously defending the action. Pursuant to the judgment after trial, the court found that Remington did not infringe Philips' design patent or trademark and that Philips' trademark was invalid. Philips appealed the judgment with respect to the trademark issue and on May 5, 1999, the Court of Appeal, in a "provisional view," upheld the decision of the High Court that there was no infringement by Remington of the registered trademark and that the registered trademark was invalid. The Court of Appeal held that the issues between the parties raised difficult questions of construction of the Trademark Directive of the European Community and referred seven questions relating to the construction of this Directive to the European Court of Justice for its opinion. Oral argument before the European Court of Justice occurred on November 29, 2000.

     On January 23, 2001, the Advocate General to the European Court of Justice delivered his opinion in the case to the court, to the effect that the Trademark Directive must be interpreted to mean that, if the essential features of a shape serve the achievement of a technical result, the shape cannot be the subject of a valid trademark registration. In so doing, the Advocate General supported the position advanced by Remington in the case. The Advocate General also noted in his opinion that this interpretation is not effected by the possibility that alternative rotary shaver head designs may exist that could achieve the rotary shaving function. The opinion of the European Court of Justice is presently expected some time in 2002 although no assurance can be given in this regard. This opinion will be forwarded to the Court of Appeal which will, in turn, bring its provisional judgment of May 5, 1999 into line with that opinion.

     On February 15, 2000, Philips commenced a second action against Remington in the High Court of Justice of the United Kingdom in a suit captioned Koninklijke Philips Electronics NV and Remington Consumer Products Limited. This second suit alleges that the sale of Remington's rotary shavers infringes
Philips' registered trademark. Philips seeks injunctive relief, mandatory delivery or destruction of the allegedly infringing articles, damages, and other relief. This second case differs from the first action described above only in that it involves a registered trademark which differs in minor respects from the registered trademark at issue in the first action. The Company believes that the issues are the same in both actions and the outcome of the second action will ultimately be determined based on the outcome of the first action. The second suit has been stayed by agreement of the parties pending the determination of the European Court of Justice in the first action.

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

     On or about October 26, 2000, Philips filed a second Writ of Summons in the Paris Lower Civil Court seeking a preliminary injunction to prohibit Remington from selling its rotary shavers. The hearing in this matter occurred on November 15, 2000 and, on December 4, 2000, the Court issued its order denying Philips' request for an injunction. On December 22, 2000, Philips filed a Writ of Summons with the Paris Court of Appeal seeking the injunction referred to above. The hearing in this matter occurred on January 10, 2001 and, on February 7, 2001, the Court of Appeal affirmed the denial of Philips' request for an injunction. A trial on the merits in the principal action is expected to occur later in 2002.

Remington  Consumer  Products  Limited v.  Koninklijke  Philips  Electronics  NV
(Italy)

     This action involves a preemptive claim filed by Remington against Philips in the Tribunal of the City of Milan on May 15, 2000, seeking the nullification of Philips' rotary shaver head trademarks in Italy and a declaration that the sale of Remington's rotary shavers does not constitute trademark infringement or unfair competition on the part of Remington. On or about November 15, 2000, Philips filed a Writ of Summons with the Court asserting infringement against Remington and seeking an injunction and damages with respect to all rotary shavers sold by Remington. Remington is vigorously defending the action. A hearing on the matter was held on March 6, 2001 at which time Philips withdrew the suit.

At the present time, the Company cannot assess the damages that it would incur in the event it were to lose one or more of the pending litigations with Philips, although it does believe that such a loss or losses would not have a material adverse effect on its consolidated financial position or results of operations. Pursuant to the terms of an agreement with Izumi Products Company dated April 1, 1996, as amended, all expenses and losses, including any potential damages, arising from or in connection with this litigation will be shared equally with Izumi.

     The Company is a party to other lawsuits and administrative proceedings which arise in the ordinary course of business. Although the final results of such suits and proceedings cannot be predicted, the Company presently believes that any liability that may ultimately result will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.   Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of securities holders during the fourth quarter of 2001.


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

(b) Holders

     As of March 1, 2002, there were two beneficial owners of the Equity.

(c) Dividends

     Pursuant to the Amended and Restated Limited Liability Company Agreement, the Company is required to make cash distributions to the members in order to reimburse them for tax liabilities incurred on earnings of the Company. A cash dividend of $104 thousand was paid to Vestar affiliated entities in 2001. No other cash distributions have been paid with respect to the Equity since its inception in May 1996. In addition, the Company's long-term debt arrangements, which are discussed in Note 6 of the "Notes to Consolidated Financial Statements," significantly restrict the payment of dividends.

(d) Recent Sales of Unregistered Securities

    None.



ITEM 6.   Selected Financial Data

     The following table summarizes selected financial information and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein (in thousands):

                                                               Year Ended December 31,
                                    ----------------------------------------------------------------------------
                                      2001             2000               1999            1998            1997
                                    --------         --------           --------        ---------       --------
Statement of  Operations Data:

Net sales                           $393,577         $365,149           $318,766        $268,357        $241,572

Operating  income                      1,903           38,255             29,120           6,016          14,146

Interest expense                      26,435           24,774             21,723          20,499          19,318

Net income (loss) (1)                (23,381)          12,737              6,035         (15,337)         (7,923)

Depreciation and amortization          5,834            5,753              5,555           5,169           4,767

Balance Sheet Data (at period end):

Working capital                      $87,446         $106,039            $85,053         $68,294         $76,361

Total assets                         241,736          242,487            223,990         195,727         205,245

Total debt                           213,042          203,266            195,841         187,668         181,240


Cumulative  Preferred Dividend (2)    58,243           44,835             32,921          22,336          12,932

----------------------------------
(1) Due to the fact that the Company is a limited liability company ("L.L.C.") federal income taxes on net earnings of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for federal income taxes for the Company. However, certain state and local jurisdictions do not recognize L.L.C. status for taxing purposes and require taxes to be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes.
(2) Dividend payments are subject to restrictions by the terms of the Company's debt agreements. See Note 6 of the "Notes to Consolidate Financial Statements."


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     For the year ended December 31, 2001, the Company reported net sales and operating income of $393.6 million and $1.9 million, respectively, compared to $365.1 million and $38.3 million, respectively, in the prior year. Higher sales versus year ago were attributable to the strength of the Company's North American business, particularly its shaver and grooming line. Offsetting higher operating income from the higher sales were the following factors: (1) Fourth quarter charges of $9.9 million related primarily to obsolete products; (2) $13.0 million in unexpected costs recognized in the second quarter of 2001 primarily related to the Company's U.K. subsidiary; (3) Higher customer returns provisions, and higher distribution and other costs, and (4) Other one-time fourth quarter charges of $3.5 million for customer credit and other costs.

     Of the $9.9 million of costs recognized in the fourth quarter of 2001, inventory charges and other related costs amounted to $7.7 million to recognize the estimated market value of certain products primarily within the haircare and wellness line that have become obsolete. Tooling and component write-offs for discontinued products amounted to $1.1 million. Further, the Company incurred $0.6 million of severance costs and $0.5 million of costs associated with consolidating two adjacent office buildings in the U.K. into one.

     Of the $13.0 million of unexpected second quarter costs, $11.0 million related to the Company's business in the U.K. This $11.0 million was comprised of $5.9 million associated with logistics operations, $2.7 million of inventory write-downs, $1.5 million of higher trade promotion costs and $0.9 million of other costs. Logistics costs in the U.K. business were impacted by unnecessary complexities in that business, including the proliferation of stock keeping units ("sku's") and the support required of the U.K. distribution facility for the Company's operations in Continental Europe. In order to address this situation, the Company in the third quarter of 2001 completed its transition to new third party distribution centers in the U.K. and, to support the Company's business in Continental Europe, in Germany. The second quarter of 2001 was impacted further by a $1.0 million charge to inventory to reflect product discontinuations in North America. An additional $1.0 million of severance costs was recognized by the Company in the second quarter in connection with the initiative undertaken by it in the second quarter to simplify product offerings, as described below. Of the $13.0 million of unexpected costs recorded in the second quarter, $9.2 million negatively impacted gross profit and the balance of $3.8 million impacted selling, general and administrative costs.

     Provisions for sales returns were higher, due primarily to disappointing results from certain of the Company's promotional programs occasioned by the impact of a general economic and retail slowdown during the critical holiday period. Higher distribution costs were incurred primarily because of a shift in product mix to heavier and bulkier haircare and wellness items and to continuing transition costs of moving to new distribution centers in the U.S. the U.K. and Germany. Other factors impacting gross margin were lower pricing with respect to haircare and wellness products in order to meet competitive activity and the weak holiday retail environment, and the impact on cost of sales of a stronger dollar.

     The Company has undertaken changes designed to improve and simplify its product development process by centralizing new product development in the U.S. This will reduce complexity through the simplification and unification of worldwide product offerings and help achieve logistics improvements. Further, as mentioned above, numerous products within the haircare and wellness category became obsolete and certain other related new product development programs were ceased or combined into global programs. This change is reducing duplication of efforts and costs and allows each geography to focus on marketing and sales efforts, while the majority of product development efforts are managed globally.

     The following table sets forth the Company's consolidated statements of operations, including net sales by its North American, U.S. Service Stores, and International operating segments, as well as the Company's consolidated results of operations expressed as a percentage of net sales for the years ended December 31, 2001, 2000 and 1999 (in millions except for percentages). The discussion should be read in connection with the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.


                                           2001                            2000                        1999
                                     -----------------             ---------------------        -------------------
     Net Sales:                        $          %                  $              %             $             %
                                     ------     ------             ------         ------        ------        -----
     North America                   $246.8       62.7             $207.6          56.9         $158.3         49.7
     International                    108.1       27.5              114.8          31.4          116.1         36.4
     U.S. Service Stores               38.7        9.8               42.7          11.7           44.4         13.9
                                     -------    ------             ------         -----          -----        -----
                                      393.6      100.0              365.1         100.0          318.8        100.0
     Cost of sales                    243.2       61.8              201.7          55.3          176.3         55.3
                                     -------    ------             ------         -----          -----        -----
     Gross profit                     150.4       38.2              163.4          44.7          142.5         44.7

     Selling, general and
       administrative expenses        146.6       37.2              123.1          33.7          111.4         34.9
     Intangible amortization            1.9        0.5                2.0           0.5            2.0          0.6
                                     -------    ------             ------         -----          -----        -----
     Operating income                   1.9        0.5               38.3          10.5           29.1          9.2

     Interest expense                  26.4        6.7               24.8           6.8           21.7          6.8
     Other expense                      2.0        0.5                0.4           0.1            0.2          0.1
                                     -------    ------             ------         -----          -----        -----
     Income (loss) before
       income taxes                   (26.5)      (6.7)              13.1           3.6            7.2          2.3
     Provision (benefit)for
       income tax                      (3.1)      (0.8)               0.4           0.1            1.2          0.4
                                     -------    ------             ------         -----          -----        -----
     Net income (loss)               $(23.4)    (5.9%)             $ 12.7          3.5%          $ 6.0         1.9%
                                     =======    ======             ======         =====          =====        =====


Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Net Sales. Net sales for the year ended December 31, 2001 increased 8% to $393.6 million compared to $365.1 million for the year ended December 31, 2000. The sales increase was driven by stronger sales in the Company's North American segment predominately in its shaver and grooming category. This increase was partially offset by decreased sales in the International and U.S. Service Stores segments.

     Net sales in North America increased 19% to $246.8 million for the year ended December 31, 2001, compared to net sales in the prior year of $207.6 million. Shaver and grooming sales continued their strong growth as a result of increased distribution at new and existing customers and new product introductions during the last two years. The haircare and wellness category also experienced sales growth in 2001 primarily as a result of the introduction of new products. The net sales increase in each of these product lines was in part offset by higher provisions for sales returns and, in the case of haircare and wellness products, by lower pricing, all of which resulted from a weaker than expected holiday retail environment and competitive issues.

     Net sales for the International business decreased 6% to $108.1 million in 2001 compared to $114.8 million in 2000. Most of this decline was due to the negative impact of foreign currency. The balance of the decline was due primarily to the combination of weaker sales in the U.K., due in part to logistics difficulties and lower sales in Australia resulting from a weaker economic environment and the sale of the Australian Service Stores in the third quarter of 2000, partially offset by sales increases in continental Europe.

     Net sales in the Company's U.S. Service Stores segment decreased 9% to $38.7 million for the year ended December 31, 2001 compared to $42.7 million in 2000. A weaker retail environment, together with an average of five fewer stores during 2001, were the primary factors for the decrease. As a result of this weaker environment, same store sales, defined as all stores operating for twelve months in 2001 and in 2000, decreased 5% from 2000 to 2001. The number of stores has declined over the last couple of years as the leases on underperforming stores have not been renewed and as the Company pursues a strategy of limiting the opening of new stores in favor of investing in its other businesses.

     Gross Profit. Gross profit was $150.4 million, or 38.2% of net sales for the year ended December 31, 2001 compared to $163.4 million, or 44.7% of net sales for the year ended December 31, 2000. The positive margin impact of increased shaver and grooming sales in North America was more than offset by fourth quarter charges of $ 8.8 million primarily associated with obsolete haircare and wellness products and $9.2 million of the second quarter unexpected costs referred to above. The gross margin was further impacted by higher provisions for sales returns, as well as the lower pricing in the haircare and wellness category resulting from a weaker holiday retail environment and competitive issues. Also impacting gross profit was the negative impact of foreign currency on product costs in the International segment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $146.6 million or 37.2% of net sales for the year ended December 31, 2001, compared to $123.1 million or 33.7% of net sales for the year ended December 31, 2000. Included in selling, general and administrative expenses in 2001 are $4.6 million of fourth quarter charges primarily associated with customer credit, office consolidation and other charges, and $3.8 million of the unexpected costs recorded in the second quarter. In addition, higher distribution costs related to heavier and bulkier wellness products and the moving and consolidation of distribution centers in the U.S. and Europe also impacted the increase over the prior year.

     Operating Income. Operating income for the year ended December 31, 2001 was $1.9 million, or 0.5% of net sales, compared to $38.3 million or 10.5% in 2000. Despite an increase in net sales, the lower gross profit and higher selling, general and administrative expenses, as discussed above, resulted in the significant decline in operating income.

     Interest Expense. Interest expense increased to $26.4 million in 2001 compared to $24.8 million in 2000. The increase was the result of higher average borrowings in 2001 versus 2000 and was partially offset by lower interest rates and lower amortization of deferred financing costs.

     Other Expense. Other expense was $2.0 million in 2001 compared to $0.4 million in 2000. The higher expense is due primarily to unrealized currency losses incurred by the International segment.

     Income Taxes. The net benefit for income taxes was $3.1 million in 2001 compared to a net provision of $0.4 million in 2000. The net benefit in 2001 relates primarily to pretax losses generated by the Company's U.K. operations.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $123.1 million for the year ended December 31, 2000 compared with $111.4 million for the year ended December 31, 1999. Despite an increased investment in advertising and promotion, total selling, general and administrative expenses decreased as a percentage of sales from 34.9% in 1999 to 33.7% in 2000 primarily as a result of the higher sales in 2000.

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


Liquidity and Capital Resources

     For the year ended December 31, 2001, the Company used approximately $4.3 million in cash for operating activities, compared to $3.9 million in 2000. The increased usage of cash for operations in 2001 is the result of a net loss of $23.4 million in 2001, compared to net income of $12.7 million in 2000, partially offset by lower working capital levels at the end of 2001.

     The Company's operations are not capital intensive. During 2001 and 2000, the Company's capital expenditures, including tooling for new products, amounted to $4.3 million and $4.4 million, respectively. Capital expenditures for 2002 are anticipated to be approximately $6.0 million, including investments in computer system upgrades.

     During 2001, the Company's total borrowings, excluding currency impacts, increased by $11.0 million and cash decreased by $5.8 million excluding currency impacts, thereby increasing net borrowings by $16.8 million. The increase in net borrowings is the result of $4.3 million in cash used by operations, $4.3 million used in capital expenditures and financing costs of $8.1 million incurred in connection with the Company's sale and registration of $50.0 million in Senior Subordinated Notes and the refinancing of its revolving credit facility.

     On April 18, 2001, the Company completed the sale of $50.0 million of Senior Subordinated Notes due 2006 (the "Series C Notes"). The net proceeds of approximately $44.8 million were used to pay off the term loans and supplemental loans and a portion of the outstanding revolving credit borrowings under the Company's former senior credit facility.

     On September 6, 2001, the Company filed a registration statement (the "Exchange Offer") with the Securities and Exchange Commission for the purpose of enabling holders of its $130.0 million 11% Series B Senior Subordinated Notes issued on May 23, 1996 ("Series B Notes") and its Series C Notes to exchange them for a like principal amount of 11% Series D Subordinated Notes ("Series D Notes") registered under the Securities Act of 1933, as amended. The Exchange Offer was completed on October 10, 2001, and the Company now has outstanding approximately $15.0 million in principal amount of Series B Notes and approximately $165.0 million in principal amount of Series D Notes. Additional information with respect to the Company's Senior Subordinated Notes is included in Note 6 to the "Notes to the Consolidated Financial Statements" of the Company appearing elsewhere herein.

     The Company's primary sources of liquidity are funds generated from operations and borrowings under its new $110.0 million asset based revolving credit facility (the "Facility") entered into on August 21, 2001. The initial draw down under the Facility was used to repay all outstanding borrowings under the Company's former $70.0 million senior credit facility. Borrowings under the Facility are subject to a borrowing base of 85% of eligible receivables and 60% of eligible inventories and mature on March 31, 2006. The borrowing base can be increased by up to $10.0 million (the "Seasonal Overadvance") over the applicable percentage of eligible receivables and inventories, (still limited to the $110.0 million of total facilities) from March 15 through June 15 and August 1 through November 15.

     On March 28, 2002, due to the significant decline in operating income, the Company obtained waivers of certain financial covenants under the Facility as of December 31, 2001 and the Facility was amended to remove the Seasonal Overadvance, require the Company to maintain a minimum level of borrowing availability under the Facility, adjust certain of the financial maintenance tests and increase the applicable interest rates on the Facility. Additional information with respect to this Facility is included in Note 6 to the "Notes to the Consolidated Financial Statements" of the Company appearing elsewhere herein. As of March 1, 2002, available borrowings under the Facility was approximately $24 million.

     The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

     The following table summarizes the Company's contractual obligations as of December 31, 2001:

                                                           Payments due by period (in millions)
                                             --------------------------------------------------------------
                                              Less than       1 to 3       4 to 5      After 5
                                                1 year         years        years       years         Total
                                              ---------       ------       ------      -------       ------
     Short Term Borrowings                        $4.1                                                $ 4.1
     Senior Subordinated Notes                                              180.0                     180.0
     Revolving Credit Facility (1)                                           28.4                      28.4
     Capital Leases                                0.3          0.3                                     0.6
     Operating Leases                              4.2          5.6           3.2        4.4           17.4
                                                  ----         ----        ------        ----        ------
     Total Contractual Obligations                $8.6         $5.9        $211.6        $4.4        $230.5
                                                  ====         ====        ======        ====        ======


(1) Represents the outstanding portion of the $110.0 million revolving credit facility as of December 31, 2001.


Critical Accounting Policies

     The Company's accounting policies are more fully described in Note 1 to the "Notes to the Consolidated Financial Statements" of the Company appearing elsewhere herein. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following accounting policies affect the Company's more significant estimates used in the preparation of its consolidated financial statements:

     Accruals for sales returns, warranty reserves, bad debts and other allowances are estimated at the time of sale based upon the Company's past experience and other known factors. If future actual results differ from past experience additional accruals may be required.

     The Company's inventory is valued at the lower of cost or estimated market value. The Company regularly reviews inventory quantities on hand and writes-down inventory determined to be slow moving or obsolete based upon expected future demand. If demand does not meet management's expectations, additional inventory write-downs may be required.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standard Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 1, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the provisions of SFAS No. 142 beginning on January 1, 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net earnings of approximately $1.5 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS No. 142. It is the Company's preliminary assessment that a transitional impairment charge, if any, will not be material.

     In August 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet assessed what impact, if any, that the adoption of SFAS No. 144 and No. 143 will have on its financial position and results of operations.

     In November 2001, the Emerging Issues Task Force reached consensus on Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). In connection with the adoption of this consensus on January 1, 2002, the Company will be required to classify certain payments to its customers as a reduction of sales. The Company currently classifies certain of these payments as selling, general and administrative expenses in its Consolidated Statement of Operations. Upon adoption, prior period amounts will be reclassified. Because adoption of EITF 01-9 will solely result in reclassification within the Consolidated Statement of Operations, there will be no impact on the Company's financial condition, operating income or net earnings.

Seasonality

     Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives on average approximately 45% of its annual net sales in the fourth quarter of each year. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year. In addition, Christmas orders from retailers are often made late in the year, making forecasting of production schedules and inventory purchases difficult. Any adverse change in the Company's results of operations in the fourth quarter would have a material adverse effect on the Company's financial condition and results of operations for the year.

Inflation

     In recent years, inflation has not had a material impact upon the results of the Company's operations.

EURO Conversion

     On January 1, 1999, eleven of fifteen member countries of the European Union entered a three-year transition phase during which one common legal currency (the "euro") was introduced. Beginning on January 1, 2002, euro-denominated bills and coins were issued for cash transactions. For a period of up to six months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and use the euro exclusively.

     The Company's international businesses affected by the euro conversion comprise approximately 9% of the Company's net sales for the year ended December 31, 2001. The Company has addressed the issues raised by the euro currency conversion, which included, among others, adapting computer and financial systems and business processes to accommodate euro-denominated transactions and the impact of one common currency on pricing. Management believes the introduction of the euro has had no significant impact to date on financial position, results of operations and cash flows and is not expected to have a significant impact in the future.

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

     The Company measures its interest rate risk and foreign currency risk, as outlined below, utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical 10% adverse change in interest rates and currency exchange rates. The Company uses year-end market rates on its financial instruments to perform the sensitivity analysis. Certain items such as lease contracts, insurance contracts, and obligations for pension were not included in the analysis.

     Interest Rate Risk. As of December 31, 2001 the Company's debt portfolio was comprised of fixed rate debt consisting of $180.0 million of Senior Subordinated Notes and $33.0 million of variable rate debt, primarily borrowings under the Facility. For further details, refer to Note 6, of the "Notes to the Consolidated Financial Statements" of the Company appearing elsewhere herein.

     The Company's primary interest rate exposures relate to its fixed and variable rate debt, and any cash holdings. For the purposes of the sensitivity analysis, the potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate sensitive exposures resulting from an immediate 10% adverse change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest expense over a one year period due to an immediate 10% adverse change in rates. A hypothetical 10% adverse change in interest rates does not have a material impact on the fair values, cash flows or earnings of the Company for either 2001 or 2000.

     Foreign Currency Risk. Foreign currency risk is managed by the use of foreign currency forward contracts. The Company's principal currency exposures are in British pounds, euros and Australian and Canadian dollars.

     The Company's primary currency rate exposures relate to its intercompany debt, cash and foreign currency forward contracts. For the purposes of this sensitivity analysis, the potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% adverse shift in currency exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% adverse change in currency exchange rates. A hypothetical 10% adverse change in the currency exchange rates does not have a material impact on the fair values, cash flows or earnings of the Company for either 2001 or 2000.

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


Name                       Age              Positions and Offices
----                       ---              ---------------------
Neil P. DeFeo              55               Chairman, Chief Executive Officer, President and Director
Joel K. Bedol              50               Vice President, General Counsel and Secretary
Alexander R. Castaldi      51               Executive Vice President, Chief Financial and Administrative Officer
Lester C. Lee              42               President, Remington North America
Timothy G. Simmone         36               Senior Vice President, Chief Technical Officer
Norman W. Alpert           43               Director
Vernon A. Brunner          61               Director
William B. Connell         61               Director
Stephen P. Donovan, Jr.    61               Director
Victor K. Kiam, III        42               Director
Kevin A. Mundt             48               Director
Arthur J. Nagle            63               Director
Daniel S. O'Connell        47               Director
Robert L. Rosner           42               Director
Steven M. Silver           33               Director


     Neil P. DeFeo was appointed Chairman of Remington in September 2001 and has been Chief Executive Officer, President and a Director of the Company since January 1997. From 1993 to 1996, Mr. DeFeo was Group Vice President, U.S. Operations of The Clorox Company. For 25 years prior to 1993, Mr. DeFeo worked for Procter & Gamble in various executive positions, including Vice President and Managing Director, Worldwide Strategic Planning, Laundry and Cleaning Products. Mr. DeFeo is a director of Cluett American Investment Corporation, a Company in which Vestar or its affiliates has a significant equity interest, Driscoll's Strawberry Association, Inc. and Manhattan College.

     Joel K. Bedol has been Vice President, General Counsel and Secretary of Remington since January 2000. From 1992 to 1999, Mr. Bedol was Executive Vice President, General Counsel and Secretary of Nine West Group Inc.

     Alexander R. Castaldi has been Executive Vice President, Chief Financial and Administrative Officer of the Company since January 2000. Mr. Castaldi held the title Executive Vice President and Chief Financial Officer of Remington since November 1996. From 1995 to 1996, Mr. Castaldi was Vice President and Chief Financial Officer of Uniroyal Chemical and from 1990 to 1995, he held the position of Senior Vice President and Chief Financial Officer of Kendall International, Inc.

     Lester C. Lee was appointed to President, Remington North America in January 2002. Previously, Mr. Lee held the position of President, U.S. Shaver & Grooming Division since January 2000 and was Senior Vice President Sales and Integrated Logistics of the Company since July 1997. From 1995 until 1997, Mr. Lee was employed by Pacific Bell Mobile Services, a Division of Pacific Telesis, most recently as Vice President of Sales, and from 1989 until 1995, he was employed by Norelco Consumer Products Company in various sales positions, including Director of Sales, Western Division.

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

     Norman W. Alpert has been a Director of Remington since May 1996. Mr. Alpert is a Managing Director of Vestar Capital and was a founding partner at its inception in 1988. Mr. Alpert is a director of Aearo Corporation, Advanced Organics Holdings, Inc., Cluett American Investment Corporation, Siegelgale Holdings, Inc., and MCG Capital Corp., all companies in which Vestar or its affiliates have a significant equity interest.

     Vernon A. Brunner has been a director of Remington since September 2001. Mr. Brunner is currently the President of Brunner Marketing Solutions. Mr. Brunner was employed with Walgreens for over 35 years where he held a wide range of positions, most recently, Executive Vice President, Marketing from 1990 to 2001 and Director from 1999 to 2001. In addition to Remington, Mr. Brunner is also a director of First Midwest Bancorp, Inc., and Natrol, Inc.

     William B. Connell has been a Director of Remington since 1996 and served as a director of Remington Products Company from 1990 to 1996. Mr. Connell is currently Chairman of EDB Holdings, Inc., a private venture capital group. Mr. Connell previously served as Vice Chairman of Whittle Communications, L.P. from 1992 to 1994 and served as its President and Chief Operating Officer from 1990 to 1992. In addition to Remington, Mr. Connell is currently a director of Dolphin Software, Inc., Information Resources, Inc., Aurora Foods, Inc., Sight Resource Corp., and First Teacher.com.

     Stephen P. Donovan, Jr. has been a director of Remington since February 2001. Mr. Donovan was employed with the Procter and Gamble Company, for more than 30 years holding a wide range of executive positions, most recently President, Global Beverage and North America Food & Beverage.

     Victor K. Kiam, III has been a Director of Remington since May 1996 and served as a director of Remington Products Company from 1992 to 1996. Mr Kiam has been President of RPI Corp. since 1999 and previously served as Executive Vice President of RPI Corp. since 1996. He was employed by Remington Products Company from 1986 until 1996 in a variety of positions in manufacturing, sales and marketing, including Vice President Corporate Development In addition to Remington, Mr. Kiam is currently Chairman of PIC Design and Cirrus Healthcare Products.

     Kevin A. Mundt has been a Director of Remington since 1997. Mr. Mundt has been Vice President, Group Business Head of Mercer Management Consulting since 1997 and was co-founder and Managing Director of Corporate Decisions, Inc. since its inception in 1983 until its merger with Mercer Management Consulting in 1997. Mr. Mundt is a director of Telephone and Data Systems, Inc. and Michael Foods, Inc.

     Arthur J. Nagle has been a Director of Remington since May 1996. Mr. Nagle is a Managing Director of Vestar Capital and was a founding partner at its inception in 1988. Mr. Nagle is a director of Advanced Organics Holdings, Inc., Aearo Corporation, Gleason Corporation and Sheridan Healthcare, Inc., companies in which Vestar or its affiliates have a significant equity interest.

     Daniel S. O'Connell has been a Director of Remington since May 1996. Mr. O'Connell is founder and the Chief Executive Officer of Vestar Capital. Mr. O'Connell is a director of Aearo Corporation, Cluett American Investment Corporation, Insight Communications Company, Inc., Sunrise Medical, Inc., Siegelgale Holdings, Inc. and St. John Knits, Inc., companies in which Vestar or its affiliates have a significant equity interest.

     Robert L. Rosner has been a Director of Remington since May 1996. Mr. Rosner is a Managing Director of Vestar Capital and was a founding partner at its inception in 1988. Mr. Rosner presently also serves as Managing Director of Vestar Capital Partners Europe.

     Steven M. Silver has been a Director of Remington since February 2001. Mr. Silver is a Managing Director of Vestar Capital and has been employed in various positions at Vestar Capital since 1995. Mr. Silver serves as a director of Cluett American Investment Corporation, McHugh Software International, Inc. and Sunrise Medical, Inc., companies in which Vestar or its affiliates have a significant equity interest.


ITEM 11.   Executive Compensation

Compensation of Executive Officers

     The following Summary Compensation Table includes individual compensation information during each of the last three years for the Company's Chief Executive Officer and each of the next four most highly compensated executive officers of the Company who were serving as executive officers of the Company at the end of 2001 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company. The Named Executive Officers' respective titles are those in effect as of December 31, 2001.



                                                            Annual Compensation(1)               All Other
Name and Principal Position                      Year     Salary ($)(2)    Bonus ($)(3)      Compensation($)(4)
---------------------------                      ----     -------------    ------------      --------------------
Neil P. DeFeo, CEO, President, and               2001      $600,000          $  -                  $5,100
Director                                         2000       596,828           953,800               5,250
                                                 1999       431,635           652,500               2,767

Alexander R. Castaldi, Executive VP              2001       347,307             -                   3,583
and Chief Financial and                          2000       324,231           351,488               4,601
Administrative Officer                           1999       283,077           370,500               3,868

Lester C. Lee, President, U.S. Shaver and        2001       276,769            67,340               5,100
Grooming Division                                2000       250,404           222,450               4,811
                                                 1999       218,557           168,399               4,753

Ann T. Buivid, President, U.S. Personal Care     2001       271,230             -                   5,100
and Wellness Division(5)                         2000       239,231           198,000               4,886
                                                 1999       200,000           157,500               4,598

Joel K. Bedol, Vice President                    2001       240,169             -                     -
and General Counsel and Secretary                2000       214,615           186,300              15,000(6)
                                                 1999          -                -                     -

-----------------------
(1) Does not include value of perquisites and other personal benefits for any named executive officer since the aggregate amount of such compensation is the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive.
(2) Includes compensation earned during the year but deferred pursuant to the Company's Deferred Compensation Plan.
(3) Bonus amounts shown are those accrued for and paid in or after the end of the year and include amounts deferred pursuant to the Company's Deferred Compensation Plan.
(4) The amounts shown consist of Company matching contributions to the Company's 401(k) Plan unless otherwise noted.
(5) Ms. Buivid's employment with the Company ceased on January 31, 2002.
(6) Amount represents sign-on bonus.


Compensation of Directors

     Messrs. Vernon A. Brunner, William B. Connell, Stephen P. Donovan, Jr., and Kevin A. Mundt, members of the Management Committee of the Company, each receive annual compensation of $20,000 payable quarterly for services in such capacity. Messrs. Brunner, Connell, Donovan and Mundt, each of whom also serve on the Company's Audit Committee, receive an additional $1,000 for each Management Committee and Audit Committee meeting attended. No other Director of the Company receives any compensation for services in such capacity. Each of the Directors of Remington are reimbursed for out-of-pocket expenses incurred in connection with their attendance at meetings. Messrs. Brunner, Connell, Donovan and Mundt have also received awards pursuant to the Company's "Phantom Equity Plan", as described below under the heading "Phantom Equity Program".

Compensation Committee Interlocks and Insider Participation

     The compensation committee of the Management Committee of Remington is comprised of Messrs. Norman W. Alpert, Victor K. Kiam, III and Arthur J. Nagle.

Other Arrangements

     The Company has an employment agreement with Mr. DeFeo which, as amended, provides for his continued employment as President and Chief Executive Officer through January 2002, which will automatically renew for a period of two years, unless earlier terminated. The agreement provides for a base salary of not less than $600,000, and an annual bonus not less than 95% of base salary in the event the Company achieves 100% of the criteria established by the Management Committee for such year. The agreement provides for Mr. DeFeo to receive 24 months of salary continuation plus the annual bonuses he would have been entitled to if his employment is involuntarily terminated other than for "cause " or if he resigns for "good reason" (which includes a "change of control" of the Company), or 18 months of salary continuation plus 150% of his annual bonus in the event the agreement is not renewed by the Company or he resigns for "good reason" (by reason of a "change of control"). Change of control is defined in this agreement as when Vestar's beneficial ownership falls below 50% of the common equity interests in the Company, and Vestar no longer has the legal right to control management of the Company, provided that such change of control is not in connection with or after an initial public offering of the Company's stock. The Company is also required to provide Mr. DeFeo with term life insurance in the amount of not less than the sum of two times base salary plus $500,000.

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

     The Company has entered into an agreement with each of Mr. Lee and Mr. Bedol whereby each would be entitled to salary continuation for 6 months if his employment was involuntarily terminated other than for "cause" during the term of the applicable agreement, subject to the Change of Control Agreement described below.

     The Company has entered into Change of Control Agreements with Messrs. Castaldi, Lee, and Bedol pursuant to which they will be entitled to payments under certain circumstances in the event of the termination of their employment following a change of control of the Company (generally, a reduction of Vestar's ownership which renders it unable to elect a majority of the board of directors and significant changes in the composition of the board of directors of the Company). The agreements continue in effect until December 31, 2002, and are thereafter extended for additional one-year periods for as long as the Company achieves annual earnings before interest, taxes, depreciation and amortization of at least $50 million. In the event of a "change of control" of the Company and subsequent termination of the employment of the executive within a period of twelve months following the change of control either by the executive for "good reason" or by the Company "without cause", the executive shall be entitled to an amount calculated as two years of salary and one year of bonus (based on the Company's existing bonus plan for the year in which the termination occurs), together with a continuation of benefits for a two-year period. The executive will be subject to a non-competition restriction during the two-year period following the termination of employment. The Change of Control Agreements supercede other severance programs, if any, that the executive may have with respect to termination of employment following a change of control.

     The Company has entered into an Offer of Compromise, Settlement and Release Agreement (the "Severance Agreement") with Ms. Buivid, dated as of January 23, 2002, pursuant to which she will receive severance compensation from the Company. The Severance Agreement provides for, among other things, continuing salary payments of approximately twenty three thousand dollars per month for a period of nine months and continuing eligibility for medical and other benefits for the period that salary continuation benefits are being paid. The salary and other benefits payable to Ms. Buivid will continue for up to an additional three-month period in the event that she has not assumed employment at the end of the initial nine-month period. The payments to Ms. Buivid will be offset by seventy five percent (75%) of any salary, self-employment or similar income earned by her during the initial nine month period of benefit payments. The Severance Agreement also provides that all of Ms. Buivid's interest in the Company's Phantom Equity Plan is cancelled. It further provides, however, that at the time of the valuation of the Company's Phantom Equity in 2003, such value will be multiplied by .41 percent and the amount so calculated will, at the discretion of the Management Committee, either be paid to Ms. Buivid or will thereafter be payable to her at the time an "event" occurs which would otherwise require generally payments under the Company's Phantom Equity Program, as described below. If an "event" should occur prior to the valuation of the Company's Phantom Equity in 2003, the .41 percent interest referred to above will be valued and paid to Ms. Buivid at that time.

Bonus Plan

     The Company has an annual bonus plan (the "Bonus Plan") which is designed to motivate each employee participant. Approximately 300 employees in the United States and 200 employees in the international operations will participate in the Bonus Plan in the year 2002. Under the Bonus Plan, each participating employee is assigned a target bonus award, representing a percentage of the employee's annual base salary that will be paid if predetermined performance goals are achieved. The target bonus awards represent up to 95% of annual base salary if the base performance goal is achieved, with additional amounts being payable to the extent such base performance goal is exceeded. Performance goals for the various divisions of the Company are established annually by the Compensation Committee of the Company.

Deferred Compensation Plan

     The Company has a Deferred Compensation Plan pursuant to which eligible executive employees (including the Named Executive Officers) may elect to defer all or a portion of the bonus otherwise payable under the Company's Bonus Plan and up to 50% of their annual salary, and such amounts are placed into a deferral account. For each employee who elects to participate in the Deferred Compensation Plan and makes a contribution thereto, the Company makes a matching contribution of 25% of an employee's contribution, up to a maximum contribution by the employee of $300,000, subject to the achievement by the Company of its performance goals for the fiscal year with respect to which the contribution was made. The participants may select various mutual funds in which all or a part of their deferral accounts shall be deemed to be invested. Distributions from a participant's deferral accounts will be paid in a lump sum or in equal annual installments over a period of up to 15 years beginning upon their termination of employment, death or retirement. All amounts deferred by the participants pursuant to the Deferred Compensation Plan are paid to a Trust to be held in order to fund the Company's obligations under the Deferred Compensation Plan. The assets of the Trust, however, are subject to the claims of the creditors of the Company in certain circumstances.

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

     The performance and super performance based awards are similar to the time based awards except that performance based award vests in stages as the Company achieves specified performance targets while the super performance based award vests entirely upon the achievement of a single target. Payment of the awards does not occur until and is dependent upon the achievement of both a performance criteria and an event criteria. The event criterion is either a Company sale or Vestar's ownership falling below 10% of the Common Units. The Company has achieved the specified performance targets required for full vesting of the outstanding performance based awards. Any super performance based award which is not fully vested by December 31, 2002 will be automatically terminated.

     The Phantom Equity Program and all awards granted thereunder are subject to readjustment in the event of a reorganization of the Company required in connection with a refinancing, and the applicable percentages of such awards are subject to readjustment to take into consideration new issuances of Common Units or Preferred Equity.

     During 2001 no additional phantom awards were issued to Named Executive Officers.

    The following table contains information with respect to outstanding phantom awards for each of the Named Executive Officers as of December 31, 2001:



                                                Amount of Equity                         Value of
Name                                         Underlying Awards (1)                Unexercised Awards (2)
----                                         ---------------------                ----------------------
Neil P. DeFeo                                       5.00 (3)                               N/A
                                                    2.00 (4)                               N/A

Alexander R. Castaldi                               1.30 (3)                               N/A
                                                    0.50 (4)                               N/A
                                                    0.22 (5)                               N/A

Lester C. Lee                                       0.90 (3)                               N/A
                                                    0.35 (4)                               N/A
                                                    0.16 (5)                               N/A

Ann T. Buivid(6)                                    0.55                                   N/A
                                                    0.20                                   N/A
                                                    0.10                                   N/A

Joel K. Bedol                                       0.24 (3)                               N/A
                                                    0.24 (4)                               N/A
                                                    0.12 (5)                               N/A

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

(3) Time based awards, which expire on December 31, 2009 of which approximately 81% of the total 7.44 outstanding time based awards presented above have vested as of March 1, 2002.

(4) Performance based awards which are fully vested.

(5) Super performance based awards which are not vested and expire on December 31, 2002.

(6) Ms. Buivid's employment with Remington ceased on January 31, 2002. Pursuant to the provisions of the severance agreement between the Company and Ms. Buivid, all of Ms. Buivid's phantom equity awards were cancelled.


     Messrs. Brunner, Connell, Donovan and Mundt have each been granted awards equal to 0.1% of the value of the Company's equity. Each such agreement provides for a time based award that vests in three equal annual installments and is otherwise on substantially the same terms as time based awards made to employees of the Company generally.

401(k) Plan

     The Company maintains a savings plan (the "Savings Plan") qualified under Sections 401 (a) and 401(k) of the U.S. Internal Revenue Code. Generally, all employees of the Company in the United States who have completed at least three months of service with the Company are eligible to participate in the Savings Plan. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company makes a matching contribution of 50% of the first 6% of annual compensation contributed. The maximum contribution for any participant for any year is 15% of such participant's eligible compensation, not to exceed $11,000.


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

                                                                             Preferred Equity           Common Units
                                                                             ----------------           -------------
     Name                                                                     Capital(1)   %            Number     %
     ----                                                                    -----------  ---           ------    ---

     Vestar Equity Partners, L.P. (2)(3).....................................$30,000,000  48.4%         34,400     50%
        245 Park Avenue, 41st Floor
        New York, New York 10167
     RPI Corp. (3)............................................................32,000,000  51.6%         34,400     50%
        555 Madison Avenue, 23rd Floor
        New York, New York 10022
     Ellen Kiam   (3)(4)......................................................32,000,000  51.6%         34,400     50%
     Norman W. Alpert (5).....................................................30,000,000  48.4%         34,400     50%
     Arthur J. Nagle (5)......................................................30,000,000  48.4%         34,400     50%
     Daniel S. O'Connell (5)..................................................30,000,000  48.4%         34,400     50%
     Robert L. Rosner (5).....................................................30,000,000  48.4%         34,400     50%
     Steven M. Silver (5).....................................................30,000,000  48.4%         34,400     50%
     Directors and executive officers as a group
       (6 persons)...........................................................$62,000,000 100.0%         68,800    100%

     -----------------------
     (1) Amounts, in dollars, represent the capital contribution to the Preferred Equity beneficially owned by each person and entity set forth below. The Preferred Equity has not been denominated in units or shares.
     (2) Vestar Equity Partners' interest in the Company is owned by Vestar Razor Corp. and Vestar Shaver Corp., which are controlled by Vestar Equity Partners. Vestar Razor Corp. and Vestar Shaver Corp. have assigned a portion of their interests in the Company to certain co-investors, although such co-investors will not directly hold any Common Units. Mr. Connell Holds an economic interest in one such co-investor. The general partner of Vestar Equity Partners is Vestar Associates L.P., a limited partnership whose general partner is Vestar Associates Corporation ("VAC"). In such capacity, VAC exercises sole voting and investment power with respect to all of the equity interests held of record by the Vestar Razor Corp. and Vestar Shaver Corp. Messrs. Alpert, Nagle, O'Connell, Rosner and Silver, who are Directors of Remington, are affiliated with Vestar Equity Partners in the capacities described under Item 10, Directors and Executive Officers, and are stockholders of VAC. Individually, no stockholder, director or officer of VAC has or shares such voting or investment power within the meaning of Rule 13d-3 under the Exchange Act. Accordingly, no part of the Preferred Equity or Common Units is beneficially owned by Messrs. Alpert, Nagle, O'Connell, Rosner or Silver or any other stockholder, director or officer of VAC. Further, no part of any of such Preferred Equity or Common Units is beneficially owned by any co-investor, including Mr. Connell.
     (3) Vestar Razor Corp. and Vestar Shaver Corp. and RPI have entered into the LLC Agreement which gives Vestar Equity Partners effective control over the management of the Company.
     (4) Ellen Kiam serves as the personal representative of the estate of Victor K. Kiam, II. Mr. Kiam's estate's interest in Remington is owned by RPI. The shareholders of RPI are Mr. Kiam's estate, his children, grandchildren and trusts for their benefit. The address of Ms. Kiam is 230 Burton Avenue, Palm Beach, FL 33480.
     (5) Messrs. Alpert, Nagle, O'Connell, Rosner and Silver are affiliated with Vestar in the capacities described in Item 10, Directors and Executive Officers. Amounts reported for these individuals consist of the $30,000,000 of Preferred Equity and 34,440 Common Units beneficially owned by Vestar Equity Partners through Vestar Razor Corp. and Vestar Shaver Corp., of which such persons disclaim beneficial ownership of this equity. Each such person's business address is c/o Vestar Equity Partners, L.P., 245 Park Avenue, 41st Floor, New York, New York 10167.


ITEM 13.   Certain Relationships and Related Transactions

     Pursuant to a management agreement (the "Management Agreement") entered into in connection with the reorganization of the Company in 1996, Vestar Capital Partners receive an annual advisory fee equal to the greater of $500,000 or 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis for rendering advisory and consulting services in relation to strategic financial planning and other affairs of the Company. Vestar Capital will also be paid reasonable and customary investment banking fees in connection with an initial public offering, sale of the Company and other financings. The Management Agreement will be in effect until May 23, 2006, provided that the Management Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that Vestar Razor Corp. and Vestar Shaver Corp. own less than 25% of the number of the Company's Common Units owned by Vestar Equity Partners on May 23, 1996.

     Pursuant to a consulting and transitional services agreement (the "Consulting Agreement") entered into in connection with the reorganization of the Company in 1996, RPI receives an annual fee equal to the greater of $500,000 or 1.5% of EBITDA (as defined in such agreement) of the Company on a consolidated basis for rendering advisory and consulting services in relation to strategic financial planning, product development and evaluation of mergers, acquisitions and divestitures. The Consulting Agreement will be in effect until May 23, 2006, provided that the Consulting Agreement will terminate on the earlier to occur of: (i) a qualified public offering or (ii) the first date that RPI owns less than 25% of the number of the Company's Common Units owned by RPI on May 23, 1996, and provided further that Vestar Capital Partners may terminate the Consulting Agreement at any time (but only to the extent that Vestar Capital Partners also terminate similar provisions of the Management Agreement).

     Pursuant to a Non-Competition Agreement (the "Non-Competition Agreement") dated May 23, 1996, between the Company and Vestar Razor Corp. and Vestar Shaver Corp., Victor K. Kiam, III, (Mr. Kiam) may not compete with, solicit any customers of, own, manage or operate any business in competition with or perform any action substantially detrimental to the Company's businesses. The provisions of the Non-Competition Agreement will apply during the period Mr. Kiam has a "Significant Interest" in the Company and thereafter for: (i) five years, with respect to electric shavers, shaver accessories and grooming products, and (ii) three years, with respect to personal care appliances, home health appliances, travel appliances, environmental products, dental products and small kitchen appliances. "Significant Interest" is defined as serving as a consultant to the Company pursuant to the Consulting Agreement, serving as a member of the Management Committee of the Company, or beneficial ownership of more than 10% of the outstanding Equity of the Company. The Non-Competition Agreement allows Mr. Kiam to continue to market certain competing travel appliance products developed by an affiliate of Mr. Kiam.

     Pursuant to a reimbursement and indemnification agreement (the "Indemnification Agreement") between the Company, Vestar and Mr. Kiam entered into in June 1999 in connection with the Guarantee of the unsecured supplemental loans to the Company under the former senior credit agreement, Vestar and Mr. Kiam each received an annual guarantee fee of $100,000 from the Company. This Agreement was terminated in April 2001, when the unsecured supplemental loans under the guarantee were paid in full.


                                     PART IV


ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.   Financial Statements

          2.   Financial Statement Schedule

         3.  Exhibits

     3.1 Amended and Restated Limited Liability Company Agreement dated as of May 16, 1996, by and among Vestar Shaver Corp. (formerly
          Vestar/Remington   Corp.)  ("Vestar  Corp.  I"),  Vestar  Razor  Corp.
          ("Vestar Corp. II" and, together with Vestar Corp. I, the "Vestar Members"), RPI Corp. (formerly known as Remington Products, Inc.)
          ("RPI"), and certain members of senior management of the Company. Incorporated herein by reference to Exhibit 3.1 in Registration Statement on Form S-4 (File Number 333-07429).

     3.2  Certificate  of  Formation  of  Remington  Products  Company,   L.L.C.
          ("Remington").   Incorporated   by   reference   to  Exhibit   3.2  in
          Registration Statement on Form S-4 (File Number 333-07429).

     4.1 Indenture dated as of May 23, 1996 between Remington, Remington Capital Corp. ("Capital") and The Bank of New York, as trustee. Incorporated by reference to Exhibit 4.1 in Registration Statement on Form S-4 (File Number 333-07429).

     4.2 Form of 11% Series B Senior Subordinated Notes. Incorporated by reference to Exhibit 4.2 in Registration Statement on Form S-4 (File Number 333-07429).

     4.3 Purchase Agreement dated May 16, 1996 between Remington, Capital and Bear Stearns & Co. Inc. Incorporated by reference to Exhibit 4.3 in Registration Statement on Form S-4 (File Number 333-07429).

     4.4 Registration Rights Agreement dated as of May 23, 1996 between Remington, Capital and Bear Stearns & Co. Inc. Incorporated by reference to Exhibit 4.4 in Registration Statement on Form S-4 (File Number 333-07429).

     4.5 Indenture dated as of April 18, 2001 between Remington Products Company, L.L.C. ("Remington"), Remington Capital Corp. ("Capital") and The Bank of New York, as trustee. Incorporated by reference to Exhibit
          4.5 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     4.6 Form of 11% Series D Senior Subordinated Notes. Incorporated by reference to Exhibit 4.5 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     4.7 Purchase Agreement dated April 3, 2001 between Remington, Capital, Bear Stearns & Co. Inc. and Fleet Securities, Inc. Incorporated by reference to Exhibit 4.7 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     4.8 Registration Rights Agreement dated as of April 18, 2001 between Remington, Capital, Bear Stearns & Co. Inc. and Fleet Securities, Inc. Incorporated by reference to Exhibit 4.8 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     10.1 Credit and Guarantee Agreement dated August 21, 2001, among Remington Products Company, L.L.C., certain of its subsidiaries, various lending institutions, Fleet Capital Corporation as Administrative Agent, and Congress Financial Corporation as Co- arranger. Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated August 31, 2001.

     10.2 Amendment No. 1, dated as of September 30, 2001 to the Credit and Guarantee Agreement by and among Remington Products Company, L.L.C., Fleet Securities, Congress Financial Corporation and Fleet Capital Corporation. Incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

     10.3 Waiver and Amendment No. 2, dated as of March 28, 2002 to the Credit and Guarantee Agreement by and among Remington Products Company,
          L.L.C., certain of its subsidiaries, Fleet Securities, Congress Financial Corporation and Fleet Capital Corporation.

     10.4 Purchase Agreement dated as of May 1, 1996 by and among Vestar Corp I., Remington, Remsen, Isaac Perlmutter, RPI and Victor K. Kiam, II. Incorporated by reference to Exhibit 10.12 in Registration Statement on Form S-4 (File Number 333-07429).

     10.5 Agreement and Plan of Merger dated as of May 23, 1996 between Remington Products Company and Remington. Incorporated by reference to
          Exhibit 10.13 in Registration Statement on Form S-4 (File Number 333-07429).

     10.6 Securityholders Agreement dated as of May 16, 1996 among the Vestar Members, Vestar Equity Partners, L.P. ("Vestar"), RPI, Victor K. Kiam, II and the other parties signatory thereto. Incorporated by reference to Exhibit 10.14 in Registration Statement on Form S-4 (File Number 333-07429).

     10.7 Management Agreement dated as of May 23, 1996 between Remington and Vestar Capital Partners. Incorporated by reference to Exhibit 10.15 in Registration Statement on Form S-4 (File Number 333-07429).

     10.8 Consulting and Transitional Services Agreement dated as of May 23, 1996 between Remington and RPI. Incorporated by reference to Exhibit
          10.16 in Registration Statement on Form S-4 (File Number 333-07429).

     10.9 Employment Agreement made as of January 1, 2000 between the Company and Neil P. DeFeo. Incorporated by reference to Exhibit 10 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

     10.10Executive  Severance  Agreement  dated as of November 25, 1996 between
          Remington  and  Alexander R.  Castaldi.  Incorporated  by reference to
          Exhibit 10.20 in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     10.11Letter  Agreement  dated June 6, 1997  between  the Company and Lester
          Lee. Incorporated by reference to Exhibit 10.25 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     10.12Letter  Agreement  dated June 17,  1997  between  the  Company and Tim
          Simmone. Incorporated by reference to Exhibit 10.27 in the Company's Annual Report on Form 10-K for the year ended December31, 1999.

     10.13Letter  Agreement  dated  January 3, 2000 between the Company and Joel
          K. Bedol. Incorporated by reference to Exhibit 10.29 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     10.14Form of  Severance  Agreement.  Incorporated  by  reference to Exhibit
          10.24 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     10.15Form of Time Based Phantom Equity  Agreement with  participants in the
          Phantom Equity Program. Incorporated by reference to Exhibit 10.25 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     10.16Form of Performance Based Phantom Equity Agreement with participants in the Phantom Equity Program. Incorporated by reference to Exhibit
          10.26 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     10.17Form  of  Super   Performance  Based  Phantom  Equity  Agreement  with
          participants in the Phantom Equity Program. Incorporated by reference to Exhibit 10.27 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     10.18Form of Change in Control Agreement dated September 20, 2001 by and between the Company and certain Executives.

     10.19License  Agreement  made May 23, 1996 by and between IP Subsidiary and
          Act II Jewelry, Inc. Incorporated by reference to Exhibit 10.23 in Registration Statement on Form S-4 (File Number 333-07429).

     10.20License  Agreement  made May 23, 1996 by and between IP Subsidiary and
          VKK Equities Corporation. Incorporated by reference to Exhibit 10.24 in Registration Statement on Form S-4 (File Number 333-07429).

     10.21Tradename Agreement made May 23, 1996 by and between IP Subsidiary and Remington Apparel Company, Inc. Incorporated by reference to
          Exhibit 10.25 in Registration Statement on Form S-4 (File Number 333-07429).

     10.22License Agreement dated as of May 23, 1996 by and between Remington and IP Subsidiary. Incorporated by reference to Exhibit 10.26 in Registration Statement on Form S-4 (File Number 333-07429).

     21   Subsidiaries of Remington.

     24   Powers of Attorney.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REMINGTON PRODUCTS COMPANY, L.L.C.

                               By:               /s/ Kris J. Kelley
                                  ---------------------------------------------
                                  Kris J. Kelley, Vice President and Controller
Date:  April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on April 1, 2002.


              *                                             *
----------------------------------         -------------------------------------
Neil P. DeFeo, Chairman, Chief             Alexander R. Castaldi, Executive Vice
   Executive Officer, President            President, Chief Financial and
   and Director                            Administrative Officer


    /s/Kris J. Kelley                                       *
--------------------------------------     -------------------------------------
Kris J. Kelley, Vice President and         Norman W. Alpert, Director
   Controller

              *                                             *
--------------------------------------     -------------------------------------
Victor K. Kiam III, Director               Daniel S. O'Connell, Director


              *                                             *
--------------------------------------     -------------------------------------
Arthur J. Nagle, Director                  William B. Connell, Director


              *                                             *
--------------------------------------     -------------------------------------
Robert L. Rosner, Director                 Steven M. Silver, Director


              *                                             *
--------------------------------------     -------------------------------------
Kevin A. Mundt, Director                   Stephen P. Donovan, Jr., Director


*By /s/ by Kris J. Kelley                                   *
   -----------------------------------     -------------------------------------
   Kris J. Kelley, as Attorney-in-Fact     Vernon A. Brunner, Director




                          INDEX TO FINANCIAL STATEMENTS


                                                                                       Pages
                                                                                       -----
Financial Statements
     Independent Auditors' Report                                                        F-2

     Consolidated Balance Sheets as of December 31, 2001 and 2000                        F-3

     Consolidated Statements of Operations for each of the years in the
       three-year period ended December 31, 2001                                         F-4

     Consolidated Statements of Members' Deficit for each of the years in the
       three-year period ended December 31, 2001                                         F-5

     Consolidated Statements of Cash Flows for each of the years in the
       three-year period ended December 31, 2001                                         F-6

     Notes to Consolidated Financial Statements                                          F-7

Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts for each of the years in
       the three-year period ended December 31, 2001                                     S-1





     Certain schedules are omitted because they are not applicable or the required information is provided in the Financial Statements or related notes thereto.



                          Independent Auditors' Report



To the Management Committee of
     REMINGTON PRODUCTS COMPANY, L.L.C.:


     We have audited the accompanying consolidated balance sheets of Remington Products Company, L.L.C. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, members' deficit, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the index to the consolidated financial statements. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


DELOITTE & TOUCHE L.L.P.



Stamford, Connecticut
March 22, 2002
(March 28, 2002 as to the Amended
Revolving Credit Facility described in Note 6)



                       Remington Products Company, L.L.C.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                               December 31,
                                                                         ---------------------
                                                                         2001             2000
                                                                         ----             ----
ASSETS
Current assets:
    Cash                                                                $4,087           $10,342
    Accounts receivable                                                 78,849            89,388
    Inventories                                                         75,216            66,854
    Prepaid and other assets                                             3,451             3,388
                                                                       -------           -------
            Total current assets                                       161,603           169,972

Property, plant and equipment, net                                      13,006            12,807
Intangibles, net                                                        52,586            54,522
Other assets                                                            14,541             5,186
                                                                      --------          --------
            Total assets                                              $241,736          $242,487
                                                                      ========          ========

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
    Accounts payable                                                  $ 30,006          $ 23,886
    Short-term borrowings                                                4,075             4,732
    Current portion of long-term debt                                      322             3,373
    Accrued liabilities                                                 39,754            31,942
                                                                      --------          --------
            Total current liabilities                                   74,157            63,933

Long-term debt                                                         208,645           195,161
Other liabilities                                                        1,302               897
Commitments and contingencies

Members' deficit:
     Members' deficit                                                  (36,186)          (12,701)
     Accumulated other comprehensive income                             (6,182)           (4,803)
                                                                      --------           --------
            Total members' deficit                                     (42,368)           (17,504)
                                                                      --------           --------
            Total liabilities and members' deficit                    $241,736           $242,487
                                                                      ========           ========



                 See notes to consolidated financial statements.





                       Remington Products Company, L.L.C.

                      Consolidated Statements of Operations
                                 (in thousands)





                                                                            Year Ended December 31,
                                                             --------------------------------------------------
                                                                2001               2000                 1999
                                                             ----------         ----------            ---------

Net sales                                                    $ 393,577            $365,149            $318,766
Cost of sales                                                  243,212             201,765             176,269
                                                             ---------            --------            --------
          Gross profit                                         150,365             163,384             142,497

Selling, general and administrative expenses                   146,525             123,177             111,434
Amortization of intangibles                                      1,937               1,952               1,943
                                                             ---------            --------            --------
         Operating income                                        1,903              38,255              29,120

Interest expense                                                26,435              24,774              21,723
Other expense                                                    1,945                 345                 127
                                                             ---------            --------            --------
         Income (loss) before income taxes                    (26,477)              13,136               7,270

Provision (benefit) for income taxes                           (3,096)                 399               1,235
                                                             --------             --------            --------
         Net income (loss)                                   $(23,381)            $ 12,737            $  6,035
                                                             =========            ========            ========

Net income (loss) applicable to common units                 $(36,789)             $   823            $(4,550)
                                                             =========             =======            ========


                                See notes to consolidated financial statements.






                       Remington Products Company, L.L.C.

                   Consolidated Statements of Members' Deficit
                                 (in thousands)


                                                                                           Accumulated
                                                                                              Other         Total
                                          Preferred   Common      Other     Accumulated   Comprehensive    Members'
                                            Equity     Units     Capital      Deficit        Income        Deficit
                                          ---------   ------     -------    -----------   -------------   ---------


Balance, January 1, 1999                  $ 84,336     $6,880    $(73,921)   $(48,768)       $(3,268)     $(34,741)

     Preferred Dividend                     10,585                            (10,585)                        -
     Comprehensive income:
       Net income                                                               6,035
       Foreign currency translation                                                              864
       Unrealized hedging gain                                                                    59
     Total comprehensive income                                                                              6,958
                                          ---------    ------    ---------   ---------       --------     ---------

Balance, December 31, 1999                  94,921      6,880     (73,921)    (53,318)        (2,345)      (27,783)

     Preferred Dividend                     11,914                            (11,914)
     Comprehensive income (loss):
       Net income                                                              12,737
       Foreign currency translation                                                           (2,235)
       Unrealized hedging loss                                                                  (223)
     Total comprehensive income                                                                             10,279
                                          ---------    ------    ---------   ---------       --------     ---------

Balance, December 31, 2000                $106,835     $6,880    $(73,921)   $(52,495)       $(4,803)     $(17,504)

     Preferred Dividend                     13,408                            (13,408)                        -
     Comprehensive income (loss):
       Net loss                                                               (23,381)
       Foreign currency translation                                                           (1,546)
       Unrealized hedging gain                                                                   167
       Dividend distribution                                                     (104)
     Total comprehensive loss                                                                              (24,864)
                                          --------     ------    ---------   ---------       --------     ---------
Balance, December 31, 2001                $120,243     $6,880    $(73,921)   $(89,388)       $(6,182)     $(42,368)
                                          ========     ======    =========   =========       ========     =========



                 See notes to consolidated financial statements.





                       Remington Products Company, L.L.C.

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                              Year Ended December 31,
                                                                 ------------------------------------------------
                                                                    2001               2000               1999
                                                                 ----------         ----------         ----------
Cash flows from operating activities:
   Net income (loss)                                              $(23,381)          $ 12,737            $ 6,035

   Adjustment to reconcile net income (loss) to net cash
     provided by (used in)operating activities:
       Depreciation                                                  3,897              3,801              3,612
       Amortization of intangibles                                   1,937              1,952              1,943
       Amortization of deferred financing fees                       2,242              2,790              1,388
       Provision for bad debt                                        4,232                878                534
       Inventory write-down                                          9,518              1,309              2,350
       Deferred income taxes                                        (3,289)               428               (144)
       Other                                                           785                223                (59)
                                                                  ---------          ---------           --------
                                                                    (4,059)            24,118             15,659
       Changes in assets and liabilities:
          Accounts receivable                                        4,015            (15,578)           (19,039)
          Inventories                                              (19,413)           (15,740)            (7,643)
          Accounts payable                                           6,209                506              7,662
          Accrued liabilities                                        7,791              2,151              5,355
          Other, net                                                 1,179                660                 (5)
                                                                  ---------          ---------           --------
            Cash provided by (used in) operating activities         (4,278)            (3,883)             1,989
                                                                  ---------          ---------           --------
Cash flows from investing activities:

   Capital expenditures                                             (4,322)            (4,414)            (3,518)

Cash flows from financing activities:
   Proceeds from sale of Senior Subordinated Notes                  50,000               -                  -
   Repayments under term loan facilities                           (18,869)            (1,918)            (1,311)
   Borrowings under term loan facilities                              -                  -                15,000
   Repayments under credit facilities                             (157,111)           (49,497)           (47,254)
   Borrowings under credit facilities                              136,968             61,989             41,580
   Debt issuance costs and other, net                               (8,215)            (1,107)              (842)
                                                                  ---------          ---------           --------
              Cash provided by financing activities                  2,773              9,467              7,173

              Effect of exchange rate changes on cash                 (428)              (694)               (27)
                                                                  ---------          ---------           --------
Increase (decrease) in cash                                         (6,255)               476              5,617
Cash, beginning of year                                             10,342              9,866              4,249
                                                                  ---------          ---------           --------
            Cash, end of year                                     $  4,087           $ 10,342            $ 9,866
                                                                  =========          =========           ========
Supplemental cash flow information:
       Interest paid                                              $ 23,710           $ 21,810            $20,302

       Income taxes paid (refunded), net                          $    547           $    (17)           $   248



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

     Remington Capital Corp. is a wholly owned subsidiary of Remington Products Company, L.L.C. and has no significant operations of its own.

     Basis of Presentation:
     The consolidated financial statements include the accounts of Remington Products Company, L.L.C. and subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

     Use of Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results will differ from those estimates. Estimates are used for, but not limited to the establishment of the allowance for doubtful accounts, reserves for sales returns and allowances, reserves for obsolete inventories, product warranty costs, taxes and contingencies.

     Cash:
     Cash consists of bank balances and cash on hand.

     Allowance for Doubtful Accounts:
     The allowance for doubtful accounts at December 31, totaled $1,674 thousand in 2001 and $2,864 thousand in 2000. On January 22, 2002 one of the Company's largest customers filed for bankruptcy under Chapter 11 of the Bankruptcy Code. This event had no material impact on the Company's earnings or cash flows.

     Inventories:
     The Company's inventories are valued at the lower of cost or market. The majority of inventory is finished goods and is accounted for utilizing the first-in, first-out (FIFO) method. Domestic manufactured inventories, which represent approximately 4% of the consolidated inventories as of December 31, 2001 and 6% at December 31, 2000, are stated at cost determined by the last-in, first-out (LIFO) method. As of December 31, 2001 and 2000, the excess of current replacement cost over LIFO cost of inventories was not significant.

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

     Deferred Financing Costs:
     Costs associated with obtaining financing arrangements are included in other assets and are being amortized over the term of the related borrowings. Deferred financing costs and accumulated amortization totalled $19.7 million and $8.9 million, respectively at December 31, 2001 and $12.1 million and $7.2 million, respectively at December 31, 2000.

     Long Lived Assets:
     Impaired losses are recorded on long lived assets when indicators of impairment are present and the anticipated undiscounted operating cash flows generated by those assets are less than the assets' carrying value.

     Revenue Recognition:
     Revenue from product sales is recognized when the goods are shipped and title passes to the customer.

     Research and Development:
     Research and development costs related to both present and future products are expensed as incurred. Such costs totaled $4.3 million, $4.2 million and $4.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Shipping and Handling Costs:
     Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling, general and administrative expenses are shipping and handling costs of $25.2 million in 2001, $16.7 million in 2000 and $14.6 million in 1999.

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

     Hedging Activity:
     The Company recognizes all derivatives at fair value. Depending on the nature of the underlying exposure being hedged, changes in the fair value of derivatives are recognized either in the statement of operations or other comprehensive income ("OCI"). The ineffective portion of the change in fair value of the derivative is recognized in earnings.

     In accordance with the Company's foreign exchange risk management policy, the Company hedges the foreign subsidiaries forecasted purchases of inventory denominated in currencies different than the subsidiary's functional currency. The derivative contracts related to these hedges primarily consist of forward foreign exchange contracts, which are designated as cash flow hedges. These forward contracts generally have maturities not exceeding twelve months. For cash flow hedges, the fair value changes of the derivative instruments related to the effective portion of the hedges are initially recorded as a component of OCI. Unrealized gains and losses on cash flow hedges accumulate in OCI and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. For forecasted purchases of inventory, amounts are reclassified when the hedged inventory is reflected in cost of goods sold.

     As of December 31, 2001 and 2000, other than forward foreign exchange contracts, the Company was not party to any other derivatives as defined by SFAS No. 133.

     At December 31, 2001, the Company had unrealized losses of $0.2 million, net of tax, classified in OCI for its outstanding hedge contracts related to forecasted inventory purchases. A significant portion of this amount is expected to be reclassified to cost of goods sold in the first six months of 2002. For the three years ended December 31, 2001, 2000 and 1999 the losses classified in cost of sales related to the ineffective portion of the Company's outstanding hedge contracts were immaterial.

     Translation of Foreign Currencies:
     Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in OCI. Foreign currency transaction gains and losses are recognized in earnings and totaled net losses of $1.7 million, $0.9 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Recent Accounting Pronouncements:
     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 1, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the provisions of SFAS No. 142 beginning on January 1, 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net earnings of approximately $1.5 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS No. 142. It is the Company's preliminary assessment that a transitional impairment charge, if any, will not be material.

     In August 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet assessed what impact, if any, that the adoption of SFAS No. 144 and No. 143 will have on its financial position and results of operations.

     In November 2001, the Emerging Issues Task Force reached consensus on Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). Upon adoption of this consensus on January 1, 2002, the Company will be required to classify certain payments to its customers as a reduction of sales. The Company currently classifies certain of these payments as selling, general and administrative expenses in its Consolidated Statement of Operations. Upon adoption, prior period amounts will be reclassified. Because adoption of EITF 01-9 will solely result in reclassification within the Consolidated Statement of Operations, there will be no impact on the Company's financial condition, operating income or net earnings.


2.   Inventories

     Inventories were comprised of the following as of December 31, 2001 and 2000 (in thousands):

                                                   2001             2000
                                                 -------          -------
     Finished goods                              $71,308          $63,673
     Work in process and raw materials             3,908            3,181
                                                 -------          -------
                                                 $75,216          $66,854
                                                 =======          =======


3.   Property, Plant and Equipment

     Property, plant and equipment as of December 31, 2001 and 2000 consisted of (in thousands):

                                                   2001             2000
                                                 -------          -------
     Land and buildings                          $ 2,790          $ 2,517
     Leasehold improvements                        5,230            4,573
     Machinery, equipment and tooling             11,440            9,867
     Furniture, fixtures and other                 7,804            7,233
                                                 --------         --------
                                                  27,264           24,190

     Less accumulated depreciation               (14,258)         (11,383)
                                                 --------         --------
                                                 $13,006          $12,807
                                                 ========         ========


4.   Intangibles

     Intangibles   were   comprised  of  the  following   (net  of   accumulated
amortization of $10,873 and $8,936 thousand) as of December 31, 2001 and 2000, respectively (in thousands):
                                                   2001             2000
                                                 --------         --------
     Goodwill                                    $27,720          $28,529
     Tradenames                                   22,819           23,482
     Patents                                       2,047            2,511
                                                 -------          -------
                                                 $52,586          $54,522
                                                 =======          =======


5.   Accrued Liabilities

     Accrued liabilities were comprised of the following as of December 31, 2001 and 2000 (in thousands):
                                                  2001             2000
                                                --------         ---------

     Advertising and promotion expenses          $18,233          $10,980
     Compensation and benefits                     4,369            7,635
     Distribution expense                          3,399            1,145
     Interest                                      3,200            2,263
     Income and other taxes payable                3,048            2,868
     Other                                         7,505            7,051
                                                 -------          -------
                                                 $39,754          $31,942
                                                 =======          =======


6.   Debt

     Long-term debt at December 31, 2001 and 2000 consisted of (in thousands):

                                                  2001             2000
                                                --------         --------

     Senior Subordinated Notes                  $180,000         $130,000
     Revolving Credit Facilities                  28,373           48,721
     Term and Supplemental Loans                    -              18,978
     Capital Leases                                  594              835
                                                ---------        ---------
                                                 208,967          198,534
     Less current portion                           (322)          (3,373)
                                                ---------        ---------
                                                $208,645         $195,161
                                                =========        =========


11% Senior Subordinated Notes:

     On April 18, 2001, the Company completed the sale of $50.0 million of 11% Series C Senior Subordinated Notes due 2006 (the "Series C Notes"). The net proceeds of approximately $44.8 million, after issuance costs, were used to repay existing term loans and supplemental loans and a portion of the outstanding revolving credit borrowings under the Company's former senior credit facility.

     On September 6, 2001, the Company filed a registration statement (the "Exchange Offer") with the Securities and Exchange Commission for the purpose of enabling holders of its $130.0 million 11% Series B Senior Subordinated Notes issued on May 23, 1996 ("Series B Notes") and its Series C Notes to exchange them for a like principal amount of 11% Series D Senior Subordinated Notes ("Series D Notes") registered under the Securities Act of 1933, as amended. The Exchange Offer was completed on October 10, 2001, and the Company now has outstanding approximately $15.0 million in principal amount of Series B Notes and approximately $165.0 million in principal amount of Series D Notes.

     The Series B Notes and Series D Notes (the "Senior Subordinated Notes") are general unsecured obligations of the Company which mature on May 15, 2006. Interest accrues at the rate of 11% per annum and is payable semi-annually in arrears. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company at any time on or after May 15, 2001 at a redemption price ranging from 105.5% to 100.0% of the principal amount then outstanding plus accrued and unpaid interest, depending when redeemed, and any applicable damages.

     The Senior Subordinated Note indenture contains a number of operating covenants which impose restrictions with respect to certain business matters, including the amount and terms under which the Company can obtain additional financing in the future. In addition, the Senior Subordinated Note indenture limits the amount of dividends that the Company is permitted to pay. As of December 31, 2001, the Company was in compliance with its debt covenants under the Senior Subordinated Note indenture.

     Revolving Credit Facility:

     The Company entered into a new $110.0 million asset based revolving credit facility (the "Facility") on August 21, 2001. The initial drawdown under the Facility was used to repay all outstanding borrowings under the Company's former $70.0 million senior credit facility.

     The Facility provides for $70.0 million in revolving credit to the Company and $40.0 million in revolving credit to certain of its subsidiaries. Borrowings under the facility are subject to a borrowing base of 85% of eligible receivables and 60% of eligible inventories. The borrowing base can be increased by up to $10.0 million (the "Seasonal Overadvance") over the applicable percentage of eligible receivables and inventories, (still limited to the $110.0 million of total facilities) from March 15 through June 15 and August 1 through November 15. The Facility expires on March 31, 2006.

     Interest rates per annum applicable to the Facility are based, at the Company's option, upon a Eurodollar rate ("LIBOR") plus 3.0% or the greater of
(i) prime rate plus 1.75% and (ii) the federal funds rate plus 2.00%; provided, however, that the interest rates are subject to adjustment based on certain levels of financial performance. Interest is payable quarterly in arrears, including a commitment fee of 0.375% per annum on the average daily unused portion of the Facility. The obligations under the Facility are secured by essentially all of the tangible and intangible assets and properties of the Company and its subsidiaries.

     On March 28, 2002 certain of the financial covenant requirements under the Facility as of December 31, 2001 were waived, the Facility was amended and the Seasonal Overadvance was removed. Interest rates per annum applicable to the Facility were increased by 0.25% and are now based, at the Company's option, upon a Eurodollar rate ("LIBOR") plus 3.25% or the greater of (i) prime rate plus 2.0% and (ii) the federal funds rate plus 2.25%; provided, however, that the interest rates are subject to adjustment based on certain levels of financial performance.

     The Facility, as amended, requires the Company to be in compliance with certain covenants, the most restrictive of which is a minimum availability covenant which requires the Company to maintain a minimum availability under the Facility of $7.0 million between February and April, $5.0 million between May and September and $9.0 million at all other times. The Facility requires the Company to maintain certain financial maintenance tests, the more restrictive of which require the Company to maintain leverage and fixed charge coverage ratios as defined. The Facility also contains a number of operating covenants which impose restrictions with respect to certain business matters, including the amount and terms under which the Company can obtain additional financing in the future. In addition, the Facility limits the amount of dividends that the Company is permitted to pay.

     Short Term Borrowings:

     Short Term Borrowings consist of local revolving credit lines at some of the Company's foreign subsidiaries and totaled approximately $4.1 million and $4.7 million as of December 31, 2001 and 2000, respectively. These facilities are collateralized by assets of the subsidiaries or are guaranteed by the Company. The weighted average interest rate under these facilities was approximately 6.3% in 2001 and 7.1% in 2000.


7.   Membership Equity

     The Vestar Members and RPI (collectively the "Members") have entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), which governs the relative rights and duties of the Members. The ownership interests of the Members in the Company consist of preferred members' equity (the "Preferred Equity") and common units (the "Common Units"), together, the "Equity". The Common Units represent the common equity of the Company. As of December 31, 2001, the Company's Common Units were owned 50% by the Vestar Members and 50% by RPI, however, in accordance with the LLC Agreement, Vestar effectively controls the Management Committee and the affairs and policies of the Company. The Preferred Equity is entitled to a cumulative preferred dividend of 12% per annum, compounded quarterly, and to an aggregate liquidation preference of $62.0 million (net of any prior repayments of Preferred Equity) plus any accrued but unpaid preferred dividends. As of December 31, 2001 the aggregate unpaid Preferred Equity, including accrued dividends of $58.2 million, totaled $120.2 million of which the Vestar Members own 48.4% and RPI owns 51.6%.

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

     A time based award vests in five equal annual installments, upon the sale of the Company or upon an initial public offering of the Company's stock, whichever comes first. The performance and super performance based awards are similar to the time based awards except that performance based award vests in stages as the Company achieves specified performance targets while the super performance based award vests entirely upon the achievement of a single target. The Company has achieved the specified performance target required for full vesting of the outstanding performance based awards, but has not as yet achieved the specific performance target for full vesting of the outstanding super performance based award. Payment of vested awards is dependent upon the achievement of both a performance criteria and an event criteria, except in the discretion of the Management Committee in the event of death or disability or termination of employment without cause. The event criteria is a Company sale, IPO, or when Vestar's ownership falls below 10% of the Common Units. Any super performance based award which is not fully vested by December 31, 2002 will be automatically terminated.


                       Remington Products Company, L.L.C.
             Notes to Consolidated Financial Statements (continued)

     The Phantom Equity Program and all awards are subject to readjustment in the event of a reorganization of the Company required in connection with a refinancing, and the applicable percentages are subject to readjustment to take into consideration new issuances of Equity.


8.   Income Taxes

     The Company is recognized as a partnership for Federal income tax purposes. As such, U.S. Federal income taxes on net earnings of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for Federal income taxes for the Company. However, certain state and local jurisdictions do not recognize partnership status for taxing purposes and require taxes to be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes.

     Pretax earnings/(losses) for years ended December 31, are as follows (in thousands):

                                                          2001             2000           1999
                                                       ----------        ---------      ---------
U.S. operations                                         $ (3,503)         $11,765        $ 3,006
Non-U.S. operations                                      (22,974)           1,371          4,264
                                                        ---------         -------        -------
        Total                                           $(26,477)         $13,136        $ 7,270
                                                        =========         =======        =======


    The provision for income taxes consists of the following for the years ended December 31 (in thousands):

                                                          2001             2000           1999
                                                       ----------        ---------      ---------
Current:
   Foreign                                              $    151          $   (55)       $ 1,371
   State and local                                            42               26              8
Deferred:
   Foreign                                                (3,289)             428           (144)
                                                        ---------         --------       --------
        Total                                           $ (3,096)         $   399        $ 1,235
                                                        =========         ========       ========

Reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes (in thousands):

Income taxes computed at statutory U.S.
  Federal income tax rate                               $ (9,270)         $ 4,734        $ 2,545
Partnership status for U.S. federal income
  tax purposes                                             1,344           (4,254)        (1,052)
State and local income taxes                                  42               26              8
Foreign tax refunds                                          -               (924)           -
Establishment/(reversal) of valuation allowance            3,998              (16)          (674)
Adjustment for foreign income tax rates                      790              833            408
                                                        ---------         --------       --------
Provision for income taxes                              $ (3,096)         $   399        $ 1,235
                                                        =========         ========       ========



    The components of the Company's deferred tax assets and liabilities included on the balance sheet at December 31 are as follows (in thousands):

                                                    2001          2000
                                                  --------      --------
Depreciation and other                             $  530        $   (2)
Foreign tax loss carryforwards                      7,897         1,158
                                                   -------         ------
                                                    8,427         1,156

     Less valuation allowance                      (5,161)       (1,163)
                                                   -------       -------
Total deferred tax assets (liabilities), net       $3,266        $   (7)
                                                   =======       =======


     The valuation allowance relates primarily to the foreign tax loss carryforwards. The valuation allowance has been recorded against the portion of the foreign tax loss carryforwards for which, based on the available evidence, it  is  more  likely  than  not  that  a  tax  benefit  will  not  be  realized.
Approximately   $1.4   million  of  the  $25.2   million  in  foreign  tax  loss
carryforwards expire between 2003 through 2006, while the remaining $23.8 million has no expiration date.


9.  Commitments and Contingencies

     The Company is liable under the terms of noncancelable leases of real estate and equipment for minimum annual rent payments as follows (in thousands):


                                                Operating        Capital
                                                  Leases         Leases
                                                ---------        --------
       2002                                     $ 4,217            $370
       2003                                       3,232             263
       2004                                       2,346              18
       2005                                       1,924             -
       2006 and thereafter                        5,649             -
                                                -------            ----

       Total minimum lease payments             $17,368             651
                                                =======
       Less:  amount representing interest                           57
                                                                   ----
       Present value of minimum lease payments                     $594
                                                                   ====

     Rent expense was $7,022, $7,004 and $7,342 thousand for the years ended December 31, 2001, 2000 and 1999.

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


10.  Employee Benefit Plans

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

     Information regarding the Company's pension plan as of December 31, 2001 and 2000 are as follows (in thousands):

Change in Benefit Obligation:
                                                        2001           2000
                                                      --------       --------
   Benefit obligation at beginning of year            $ 6,893         $6,678
   Service cost                                           362            385
   Interest cost                                          355            363
   Actuarial (gain) loss                                  -            1,338
   Benefits paid                                         (679)        (1,369)
   Currency exchange rate effects                        (171)          (502)
                                                       -------        -------
   Benefit obligations at end of year                   6,760          6,893
                                                       -------        -------

Change in Plan Assets:
   Fair value of plan assets at beginning of year       6,560          8,327
   Actual return on plan assets                          (837)          (256)
   Employer contributions                                 360            384
   Participant contributions                              114            116
   Benefits paid                                         (679)        (1,369)
   Currency exchange rate effects                        (177)          (642)
                                                       -------        -------
   Fair value of plan assets at end of year             5,341          6,560
                                                       -------        -------
Funded Status                                          (1,419)          (333)
Unrecognized net actuarial (gain) loss                  2,016            772
                                                       -------        -------
Prepaid benefit cost                                   $  597         $  439
                                                       =======        =======

     Amounts recognized in the balance sheet are comprised of the prepaid benefit costs as noted above.


Weighted average assumptions:
   Discounted rate                                        6.0%           6.0%
   Expected return on plan assets                         7.0%           7.0%
   Rate of compensation increase                         3.25%          3.25%


                                                 Year Ended December 31,
                                             ------------------------------
                                              2001        2000        1999
                                             ------      ------      ------
Components of Net Periodic Benefit Cost:
   Service cost                              $ 253         $259        $293
   Interest cost                               380          370         395
   Expected return on plan assets             (312)        (426)       (631)
                                             -----         -----       -----
Net periodic benefit cost                    $ 321         $203        $ 57
                                             =====         =====       =====


     Employee Savings Plan. The Company has a savings accumulation plan (the "Plan") under Section 401(k) of the Internal Revenue Code covering substantially all regular employees in the United States. The Plan is subject to the provisions of ERISA. The Plan allows for employees to defer up to the lesser of 15% of their annual earnings or within limitations on a pre-tax basis through voluntary contributions to the plan. The Plan provides for contributions in an amount equal to 50% of their employees' contributions up to a maximum of 6% of their total salary. The Company's matching contributions were $0.4 million for the year ended December 31, 2001 and $0.3 million for each of the years ended December 31, 2000 and 1999.

     Deferred Compensation Plan. The Company has a Deferred Compensation Plan pursuant to which eligible executive employees may elect to defer all or a portion of the bonus otherwise payable under the Company's annual bonus plan and up to 50% of their annual salary, and such amounts are placed into a deferral account. For each employee who elects to participate in the Deferred Compensation Plan and makes a contribution thereto, the Company makes a matching contribution of 25% of an employee's contribution, up to a maximum contribution by the employee of $300 thousand, subject to the achievement by the Company of its performance goals for the fiscal year with respect to which the contribution was made. The participants may select various mutual funds in which all or a part of their deferral accounts will be deemed to be invested. Distributions from a participant's deferral account will be paid in a lump sum or in equal annual installments over a period of up to 15 years beginning upon their termination of employment, death or retirement. All amounts deferred by the participants pursuant to the Deferred Compensation Plan are paid to a Trust to be held in order to fund the Company's obligations under the Deferred Compensation Plan. The assets of the Trust, however, are subject to the claims of the creditors of the Company in certain circumstances.


11.  Financial Instruments, Credit Risk and Other

     Fair Value of Financial Instruments:

     The carrying amounts for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments. The fair value and book value at December 31, 2001 of long-term fixed rate debt was approximately $137.7 million and $180.0 million, respectively. The fair value and book value at December 31, 2000 of long-term fixed rate debt was approximately $102.2 million and $130.0 million, respectively.

     Concentration of Credit Risk:

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and accounts receivable. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. As of December 31, 2001, the Company had an uncollateralized receivable with Wal-Mart which represented approximately 21% of the Company's accounts receivable balance. During calendar 2001, sales to Wal-Mart represented approximately 30% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

     At December 31, 2001, forward contracts to sell approximately 15.2 million UK Pounds Sterling, 6.7 million Canadian dollars, 6.1 million Australian dollars and 6.3 million euros were outstanding, all of which mature in 2002. At December 31, 2000, forward contracts to sell 11.6 million UK Pounds Sterling, 5.0 million Australian dollars and 0.8 million euros were outstanding and matured at various dates in 2001. The accounting for hedges is discussed separately under Hedging Activity within Footnote 1.

     Other:

     The Company's finished goods are manufactured for the Company by third-party suppliers located primarily in China and Japan. The Company's most significant suppliers, Izumi Industrial Inc., Raymond Industrial Ltd., and
Specialife Industries, Ltd., accounted for approximately 46% of the Company's overall cost of sales in 2001. Although the Company considers its present relationships with these suppliers to be good, any adverse change in the relationships with these suppliers, the financial condition of these suppliers, the Company's ability to import outsourced products or these suppliers' ability to manufacture and deliver outsourced products on a timely basis would have a material adverse effect on the Company.


12.  Related Party Transactions

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

     Pursuant to a reimbursement and indemnification agreement (the "Indemnification Agreement") between the Company, Vestar and Mr. Kiam entered into in June 1999 in connection with the guarantee of the unsecured supplemental loans to the Company under the former senior credit agreement, Vestar and Mr. Kiam, each received an annual guarantee fee of $100 thousand from the Company. This Agreement was terminated in April 2001, when the unsecured supplemental loans under the Guarantee were paid in full.


13.  Business Segment and Geographical Information

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

     The Operating segments reported below are the segments of the Company for which separate financial information is available that is evaluated on a regular basis by the Company's senior management in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The segment's performance is evaluated based on segment operating income, which is defined as earnings before interest, taxes, depreciation and amortization. All corporate related costs and assets, such as intangibles and deferred financing fees, are included in the North America segment and are not allocated to the other segments' operating income or assets, respectively. Segment net sales are evaluated excluding intersegment sales, which are not material.

     Information by segment and geographical location is as follows (in thousands):


                                                            Year Ended December 31,
                                                     ----------------------------------------------
                                                       2001               2000               1999
                                                     --------           --------           --------
Net Sales:
   North America                                     $246,816           $207,610           $158,333
   International                                      108,094            114,794            116,044
   U.S. Service Stores                                 38,667             42,745             44,389
                                                     ---------          ---------          ---------
Total                                                $393,577           $365,149           $318,766
                                                     =========          =========          =========
Operating Income:
    North America                                    $ 21,309           $ 32,278           $ 20,318
    International                                     (15,319)             8,533             10,888
    U.S. Service Stores                                 1,747              3,197              3,469
    Depreciation and amortization                      (5,834)            (5,753)            (5,555)
                                                     ---------          ---------          ---------
Total                                                $  1,903           $ 38,255           $ 29,120
                                                     =========          =========          =========
Segment Assets:
    North America                                    $159,665           $146,828           $129,011
    International                                      73,158             86,746             84,906
    U.S. Service Stores                                 8,913              8,913             10,073
                                                     ---------          ---------          ---------
Total                                                $241,736           $242,487           $223,990
                                                     =========          =========          =========
Capital Expenditures:
    North America                                    $  2,598           $  3,136           $  1,705
    International                                         889                714              1,091
    U.S. Service Stores                                   835                564                722
                                                     ---------          ---------          ---------
Total                                                $  4,322           $  4,414           $  3,518
                                                     =========          =========          =========


     Net sales in the United Kingdom represented approximately 14%, 17% and 19% of the Company's net sales during the years ended December 31, 2001, 2000 and 1999, respectively. No other country contributed more than 10% of net sales.

     The Company's largest customer, Wal-Mart, accounted for approximately 30%, 25% and 22% of the Company's net sales during the years ended December 31, 2001, 2000 and 1999, respectively, and is serviced primarily by the North American segment. No other customer accounted for more than 10% of the Company's net sales during the years ended December 31, 2001, 2000 and 1999.

14.  Quarterly Financial Information (unaudited, in thousands)


                                                                       Three  Months Ended
                                        ----------------------------------------------------------------
2001                                     March 31       June 30         September 30         December 31    Total Year
----------------------                  ----------     ----------       ------------         -----------    ----------

Net sales                                 $54,493        $65,952            $84,163            $188,969     $393,577
Gross profit                               23,473         21,428             35,766              69,698      150,365
Operating income                              827        (11,340)             7,575               4,841        1,903
Income (loss) before income taxes          (5,570)       (18,187)             1,629              (4,349)     (26,477)
Net income (loss)                          (4,941)       (13,919)             1,802              (6,323)     (23,381)
Net income (loss) applicable to
   common units                            (8,146)       (17,220)            (1,598)             (9,825)     (36,789)


2000
----------------------

Net sales                                 $48,639        $69,234            $83,973            $163,303     $365,149
Gross profit                               21,407         30,725             37,397              73,855      163,384
Operating income                              330          6,536             10,865              20,524       38,255
Income (loss) before income taxes          (5,555)           669              4,674              13,348       13,136
Net income (loss)                          (5,297)         1,599              4,483              11,952       12,737
Net income (loss) applicable to
   common units                            (8,145)        (1,334)             1,462               8,840          823






                       REMINGTON PRODUCTS COMPANY, L.L.C.


                  Schedule II--Valuation & Qualifying Accounts
                                 ( in thousands)

                                                                      Additions
                                                       Balance at     Charged to                    Balance at
                                                       Beginning      Costs and                        End
                                                        of Year       Expenses      Deductions       of Year
                                                       ----------     ----------    ----------      ----------
Allowance for doubtful accounts:

   Year ended December 31, 2001                            $2,864         4,232       (5,422)        $ 1,674

   Year ended December 31, 2000                            $2,335           878         (349)        $ 2,864

   Year ended December 31, 1999                            $2,749           534         (948)        $ 2,335


Allowance for cash discounts and returns:

   Year ended December 31, 2001                           $10,206        38,671      (28,807)        $20,070

   Year ended December 31, 2000                           $10,166        19,525      (19,485)        $10,206

   Year ended December 31, 1999                           $ 7,655        22,690      (20,179)        $10,166


Inventory reserves:

   Year ended December 31, 2001                           $ 1,172         9,518       (3,286)        $ 7,404

   Year ended December 31, 2000                           $ 1,639         1,309       (1,776)        $ 1,172

   Year ended December 31, 1999                           $ 2,071         2,350       (2,782)        $ 1,639





                                       S-1