Form 10-Q
period 2002-03-31
REMINGTON PRODUCTS CO LLC
filed 2002-05-13
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 2002.

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
                             -----------------------
           (Exact name of registrants as specified in their charters)

                                                         06-1451076
                Delaware                                 06-1451079
---------------------------------------           -------------------------
(State or other jurisdiction of                   (IRS Employer
  incorporation or organization)                    Identification Nos.)

60 Main Street, Bridgeport, Connecticut                          06604
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:      (203)  367-4400
                                                         ---------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each class           Name of each exchange on which registered
             None                                  None
--------------------------------    -----------------------------------------

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

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX
                                      -----

                                                                         PAGE
                                                                         ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited):

            Consolidated Balance Sheets -
              March 31, 2002 and December 31, 2001                         3

            Consolidated Statements of Operations -
              For the three months ended March 31, 2002 and 2001           4

            Consolidated Statements of Cash Flows -
              For the three months ended March 31, 2002 and 2001           5

            Notes to Unaudited Consolidated Financial Statements           6


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk    11

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                              11

            Signature                                                     12

                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited in thousands)

                                                               March 31,        December 31,
                                                                 2002              2001
                                                               ---------        ------------
ASSETS
Current assets:
    Cash                                                       $  7,683           $  4,087
    Accounts receivable, less allowance for doubtful
        Accounts of $1,640 in 2002 and $1,674 in 2001            37,178             78,849
    Inventories                                                  70,983             75,216
    Prepaid and other assets                                      4,488              3,451
                                                               ---------          ---------
            Total current assets                                120,332            161,603

Property, plant and equipment, net                               13,024             13,006
Goodwill, net                                                    27,720             27,720
Intangibles, net                                                 24,750             24,866
Other assets                                                     13,762             14,541
                                                               ---------          ---------
            Total assets                                       $199,588           $241,736
                                                               =========          =========

LIABILITIES AND MEMBERS' DEFICIT

Current Liabilities:
    Accounts payable                                           $  8,959           $ 30,006
    Short-term borrowings                                         2,580              4,075
    Current portion of long-term debt                               277                322
    Accrued liabilities                                          29,411             39,754
                                                               ---------          ---------
            Total current liabilities                            41,227             74,157

Long-term debt                                                  203,681            208,645
Other liabilities                                                   852              1,302

Members' deficit:
     Members' deficit                                           (40,252)           (36,186)
     Accumulated other comprehensive loss                        (5,920)            (6,182)
                                                               ---------          ---------
            Total members' deficit                              (46,172)           (42,368)
                                                               ---------          ---------
            Total liabilities and members' deficit             $199,588           $241,736
                                                               =========          =========


            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited in thousands)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                  2002               2001
                                                                ---------          ---------
Net sales                                                        $53,805            $51,746
Cost of sales                                                     32,347             30,497
                                                                 --------           --------
         Gross profit                                             21,458             21,249

Selling, general and administrative expenses                      19,650             19,937
Amortization of intangibles                                          117                485
                                                                 --------           --------
         Operating income                                          1,691                827

Interest expense                                                   6,073              5,727
Other (income) expense                                              (110)               670
                                                                 --------           --------
         Loss before income taxes                                 (4,272)            (5,570)

Benefit for income taxes                                            (206)              (629)
                                                                 --------           --------
         Net loss                                                $(4,066)           $(4,941)
                                                                 ========           ========

         Net loss applicable to common units                     $(7,673)           $(8,146)
                                                                 ========           ========


            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited in thousands)

                                                                                  Three Months Ended March 31,
                                                                                 ------------------------------
                                                                                     2002               2001
                                                                                 ----------          ----------
Cash flows from operating activities:
   Net loss                                                                        $(4,066)           $(4,941)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation                                                                    674                692
       Amortization of intangibles                                                     117                485
       Amortization of deferred financing fees                                         618                622
       Other                                                                          (228)              (241)
                                                                                   --------           --------
                                                                                    (2,885)            (3,383)
       Changes in assets and liabilities:
          Accounts receivable                                                       41,202             37,456
          Inventories                                                                4,041            (18,096)
          Accounts payable                                                         (20,986)            (5,611)
          Accrued liabilities                                                       (9,897)           (17,225)
          Other, net                                                                  (933)            (2,835)
                                                                                   --------           --------
              Cash provided by (used in) operating activities                       10,542             (9,694)
                                                                                   --------           --------
Cash flows used in investing activities:
   Capital expenditures                                                               (683)            (1,483)
                                                                                   --------           --------
Cash flows from financing activities:
    Repayments under credit facilities                                             (13,794)           (14,028)
    Borrowings under credit facilities                                               7,617             22,360
    Repayments under term loan facilities                                             -                  (241)
    Other                                                                              (55)               -
                                                                                   --------           --------
              Cash provided by (used in) financing activities                       (6,232)             8,091

              Effect of exchange rate changes on cash                                  (31)              (488)
                                                                                   --------           --------
Increase (Decrease) in cash                                                          3,596             (3,574)
Cash, beginning of period                                                            4,087             10,342
                                                                                   --------           --------
            Cash, end of period                                                    $ 7,683            $ 6,768
                                                                                   ========           ========
Supplemental cash flow information:
       Interest paid                                                               $   614            $ 1,470
       Income taxes paid, net                                                      $    59            $    48



            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.

              Notes to Unaudited Consolidated Financial Statements



1.    Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles, and reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair statement of the results of the interim periods presented. Results of interim periods may not be indicative of results to be expected for the entire year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation.

     Remington Capital Corp. is a wholly-owned subsidiary of Remington Products Company, L.L.C. and has no significant operations of its own.


2.    Recent Accounting Pronouncements

     In November 2001, the Emerging Issues Task Force reached consensus on Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). The Company adopted this consensus on January 1, 2002. In accordance with the consensus the Company has reclassified, for all periods presented, certain payments to its customers as a reduction of sales; primarily the cost of cooperative advertising with its trade customers. Prior to the adoption of this consensus the Company classified these payments as selling, general and administrative expenses in its Consolidated Statement of Operations. Because adoption of EITF 01-9 resulted solely in reclassification within the Consolidated Statement of Operations, there has been no impact on the Company's financial condition, operating income or net earnings for any of the periods presented.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 1, 2001. In accordance with SFAS No. 142, beginning on January 1, 2002, the Company's goodwill and tradenames are no longer being amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Application by the Company of the nonamortization provisions of SFAS No. 142 resulted in an increase in net earnings of approximately $0.4 million in the first quarter of 2002 and is expected to result in an increase in net earnings of approximately $1.5 million per year. Had the Company applied SFAS No. 142 in the first quarter of 2001, net earnings would have increased by approximately $0.4 million in the first quarter of 2001. The Company is required to perform the first of the required impairment tests of goodwill using the methodology prescribed by SFAS No. 142 by June 30, 2002. It is the Company's preliminary assessment that a transitional impairment charge, if any, will not be material.

     In August 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 144 has had no impact on the Company's financial position and results of operations and it is the Company's preliminary assessment that the impact, if any, of the adoption of SFAS No. 143 will not have a material impact on its financial position and results of operations.

3.    Inventories

       Inventories were comprised of the following (in thousands):

                                                 March 31,         December 31,
                                                   2002                2001
                                                 ---------         ------------
         Finished goods                           $67,080            $71,308
         Work in process and raw materials          3,903              3,908
                                                  -------            -------
                                                  $70,983            $75,216
                                                  =======            =======


4.    Income Taxes

     Federal income taxes on net earnings of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for Federal income taxes for the Company. However, certain state and local jurisdictions do not recognize L.L.C. status for tax purposes and require taxes to be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes. In jurisdictions where L.L.C. status is not recognized or foreign corporate subsidiaries exist, deferred taxes on income are provided for as temporary differences between the financial and tax basis of assets and liabilities.


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


6.    Comprehensive Loss

      Comprehensive loss consists of the following (in thousands):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2002              2001
                                                  ----------        ----------
Net loss                                            $(4,066)          $(4,941)
Other comprehensive loss:
   Foreign currency translation adjustments              (9)           (2,217)
   Net unrealized hedging gain                          271             1,679
                                                    --------          --------
         Comprehensive loss                         $(3,804)          $(5,479)
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

     Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives on average approximately 45% of its annual net sales in the fourth quarter of each year while the first quarter of each year is generally the Company's weakest quarter. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year.


Results of Operations

     The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income by its North American, International and U.S. Service Stores operating segments for the three months ended March 31, 2002 and 2001. In accordance with new accounting profession guidelines, net sales for both periods reflect reductions for certain costs which have been reclassified, primarily the cost of cooperative advertising with trade customers which were previously included in selling, general and administrative expenses.

                                                                             Three Months Ended March 31,
                                                                 ----------------------------------------------
                                                                        2002                         2001
                                                                 -----------------            -----------------
                                                                    $          %                 $          %
                                                                 ------      -----            ------      -----
     Net Sales:
        North America                                            $30.6       56.9             $27.9        54.0
        International                                             16.8       31.2              16.8        32.5
        U.S. Service Stores                                        6.4       11.9               7.0        13.5
                                                                 ------     ------            ------      ------
                                                                  53.8      100.0              51.7       100.0

     Cost of sales                                                32.3       60.0              30.5        59.0
                                                                 ------     ------            ------      ------
     Gross profit                                                 21.5       40.0              21.2        41.0

     Selling, general and administrative expenses                 19.7       36.6              19.9        38.5
     Amortization of  intangibles                                  0.1        0.2               0.5         1.0
                                                                 ------     ------            ------      ------
     Operating income (loss):
        North America                                              3.1        5.8               2.5         4.8
        International                                             (0.3)      (0.6)             (0.2)       (0.4)
        U.S. Service Stores                                       (0.3)      (0.6)             (0.3)       (0.6)
        Depreciation and amortization                             (0.8)      (1.4)             (1.2)       (2.3)
                                                                 ------     ------            ------      ------
     Total operating income                                        1.7        3.2               0.8         1.5

     Interest expense                                              6.1       11.4               5.7        11.0
     Other (income) expense                                       (0.1)      (0.2)              0.7         1.4
                                                                 ------     ------            ------      ------
     Loss before income taxes                                     (4.3)      (8.0)             (5.6)      (10.9)
     Benefit for income taxes                                     (0.2)      (0.4)             (0.7)       (1.4)
                                                                 ------     ------            ------      ------
     Net loss                                                    $(4.1)      (7.6)            $(4.9)       (9.5)
                                                                 ======     ======            ======      ======




First Quarter Ended March 2002 Versus March 2001

     Net Sales. Net sales for the quarter ended March 31, 2002 were $53.8 million, an increase of 4% compared to $51.7 million for the quarter ended March 31, 2001. The increased sales were generated from the Company's North American segment and were partially offset by lower sales in the International and U.S. Service Stores segments. Excluding the negative currency impact on the International Segment, net sales on a worldwide basis increased 5% in the first quarter of 2002 compared to the first quarter of 2001.

     Net sales in North America were $30.6 million in the first quarter of 2002, an increase of almost 10% compared to $27.9 million in the first quarter of 2001. Increased sales of shaver and grooming products were driven by new product introductions and increased distribution at existing and new customers, while sales of haircare and wellness products declined versus the first quarter of 2001 as a result of lower pricing and fewer new product introductions in the category.

     International net sales were $16.8 million in the first quarter of 2002, even with the first quarter of 2001. Excluding the negative impact of foreign currency translations, net sales in the International segment increased 3% primarily as a result of higher sales in the Company's German and Australian operations.

     Net sales through the Company's U.S. Service Stores decreased 9% to $6.4 million in the first quarter of 2002 from $7.0 million in the first quarter of 2001. The decrease was due to nine fewer stores during the quarter. Same stores sales during the first quarter of 2002 were essentially even with those in the first quarter of 2001.

     Gross Profit. Gross profit was $21.5 million, or 40.0% of net sales in the first quarter of 2002 compared to $21.2 million, or 41.0% of net sales in the first quarter of 2001. Despite the increased sales of higher margin shaver and grooming products, gross profit decreased as a percent of sales due to the sale of certain discontinued products in the Company's haircare and wellness product category.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $19.7 million or 36.6% of net sales in the first quarter of 2002, compared to $19.9 million or 38.5% of net sales in 2001. The lower selling, general and administrative expenses in the first quarter of 2002 was primarily the result of lower expenditures for advertising in the Company's haircare and wellness category due to timing.

     Operating Income. Operating income in the first quarter of 2002 improved to $1.7 million compared to $0.8 million in the first quarter of 2001. The increase was due to higher net sales and lower intangible amortization as a result of the discontinuance of goodwill and tradename amortization in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

     Interest Expense. Interest expense was $6.1 million for the first quarter of 2002 compared to $5.7 million in the first quarter of 2001. The higher interest expense was primarily the result of higher average interest rates during the quarter as a result of the sale of $50 million of additional 11% senior subordinated notes in April of 2001, the net proceeds of which were used to repay existing lower rate term loans and revolving credit borrowings.

     Income Tax Benefit. The benefit for income taxes was $0.2 million for the three months ended March 31, 2002 compared to a benefit of $0.7 million for the three months ended March 31, 2001. The lower income tax benefit generated in 2002 was primarily due to a lower net loss in the Company's U.K. operations.


Liquidity and Capital Resources

     Net cash provided by operating activities for the first quarter of 2002 was $10.5 million versus a use of cash of $9.7 million during the first quarter of 2001. Lower inventory and receivable levels were the primary reasons for the improved operating cashflows in the first quarter of 2002.

     The Company's operations are not capital intensive. During the first quarter of 2002 and 2001, the Company's capital expenditures totaled $0.7 million and $1.5 million, respectively. Total capital expenditures for 2002, including investments in computer system upgrades, are anticipated to be $6.0 million, up from $4.3 million in 2001.

     The Company's primary sources of liquidity are funds generated from operations and borrowings under its $110.0 million asset based revolving credit facility (the "Facility"). Borrowings under the Facility are subject to a borrowing base of 85% of eligible receivables and 60% of eligible inventories. The Facility matures on March 31, 2006.

     As of March 31, 2002, the Company was in compliance with all covenants under the Facility and availability under the Facility was approximately $23 million. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.


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


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     There are no material changes to the disclosure on this matter made in the Company's report on Form 10-K for the year ended December 31, 2001.



                            PART II OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      None.


 (b)  Reports on Form 8-K

     During the quarter ended March 31, 2002, the Registrant did not file any reports on Form 8- K.

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

Date:  May 13, 2002