Form 10-Q
period 2002-06-30
REMINGTON PRODUCTS CO LLC
filed 2002-08-13
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 2002.

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
                             -----------------------
             (Exact name of registrant as specified in its charter)


                                                               06-1451076
             Delaware                                          06-1451079
--------------------------------                          ---------------------
(State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                            Identification Nos.)

60 Main Street, Bridgeport, Connecticut                               06604
---------------------------------------                            -----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:            (203)  367-4400
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

                                      None
               ---------------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No
                                                 -----    -----

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX




                                                                          PAGE
                                                                          ----
PART I.      FINANCIAL INFORMATION

Item I.      Financial Statements (unaudited):

             Consolidated Balance Sheets -
              June 30, 2002 and December 31, 2001                           3

             Consolidated Statements of Operations -
              For the three and six months ended June 30, 2002 and 2001     4

             Consolidated Statements of Cash Flows -
              For the six months ended June 30, 2002 and 2001               5

             Notes to Unaudited Consolidated Financial Statements           6


Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8

Item 3.      Quantitative and Qualitative Disclosures about Market Risk    13


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                              13

             Signature                                                     14

                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited, in thousands)



                                                                  June 30,       December 31,
                                                                    2002             2001
                                                                 ---------       ------------
ASSETS

Current assets:
    Cash and cash equivalents                                    $  3,724           $  4,087
    Accounts receivable, less allowance for doubtful accounts
      of $1,936 in 2002 and $1,674 in 2001                         46,382             78,849
    Inventories                                                    67,188             75,216
    Prepaid and other current assets                                4,584              3,451
                                                                 ---------          ---------
            Total current assets                                  121,878            161,603

Property, plant and equipment, net                                 12,809             13,006
Goodwill, net                                                      27,720             27,720
Intangibles, net                                                   24,630             24,866
Other assets                                                       13,894             14,541
                                                                 ---------          ---------
            Total assets                                         $200,931           $241,736
                                                                 =========          =========

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
    Accounts payable                                             $ 16,188            $30,006
    Short-term borrowings                                           2,512              4,075
    Current portion of long-term debt                                 295                322
    Accrued liabilities                                            27,723             39,754
                                                                 ---------          ---------
            Total current liabilities                              46,718             74,157

Long-term debt                                                    200,303            208,645
Other liabilities                                                     852              1,302

Members'deficit:
     Members' deficit                                             (40,490)           (36,186)
     Accumulated other comprehensive income                        (6,452)            (6,182)
                                                                 ---------          ---------
            Total members'deficit                                 (46,942)           (42,368)
                                                                 ---------          ---------
            Total liabilities and members' deficit               $200,931           $241,736
                                                                 =========          =========



     See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited, in thousands)

                                              Three Months Ended June 30,    Six Months Ended June 30,
                                              --------------------------------------------------------
                                                 2002            2001           2002           2001
                                              ---------        ---------     ---------      ---------
Net sales                                     $ 70,000         $ 58,619       $123,805       $110,365
Cost of sales                                   41,742           41,568         74,089         72,065
                                              ---------        ---------      ---------      ---------
          Gross profit                          28,258           17,051         49,716         38,300

Selling, general and
  administrative expenses                       23,254           27,901         42,904         47,838
Amortization of intangibles                        119              490            236            975
                                              ---------        ---------      ---------      ---------
         Operating income (loss)                 4,885          (11,340)         6,576        (10,513)

Interest expense                                 5,862            6,526         11,935         12,253
Other expense (income)                            (600)             321           (710)           991
                                              ---------        ---------      ---------      ---------
         Income (loss) before income taxes        (377)         (18,187)        (4,649)       (23,757)

Benefit for income taxes                          (139)          (4,268)          (345)        (4,897)
                                              ---------        ---------      ---------      ---------
         Net Income (loss)                    $   (238)        $(13,919)      $ (4,304)      $(18,860)
                                              =========        =========      =========      =========

Net loss applicable to common units           $ (3,954)        $(17,220)      $(11,627)      $(25,366)
                                              =========        =========      ==========     =========



     See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited, in thousands)


                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                       2002             2001
                                                                                     ---------        --------
Cash flows from operating activities:
   Net loss                                                                          $(4,304)         $(18,860)

   Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

       Depreciation                                                                    1,365             1,535
       Amortization of intangibles                                                       236               975
       Amortization of deferred financing fees                                         1,028             1,151
       Deferred income taxes                                                            (936)           (4,266)
       Foreign currency forward(gain)loss, net                                          (299)              134
                                                                                     --------          --------
                                                                                      (2,910)          (19,331)
       Changes in assets and liabilities:
          Accounts receivable                                                         34,141            36,500
          Inventories                                                                  9,700           (29,260)
          Accounts payable                                                           (14,050)           (6,373)
          Accrued liabilities                                                        (12,355)          (15,727)
          Other, net                                                                  (2,762)           (2,553)
                                                                                     --------          --------
              Cash provided by (used in) operating activities                         11,764           (36,744)
                                                                                     --------          --------
Cash flows used in investing activities:
    Capital expenditures                                                              (1,062)           (2,932)
                                                                                     --------          --------
Cash flows from financing activities:
    Proceeds from sale of Senior Subordinated Notes                                       -             50,000
    Repayments under term loan facilities                                                 -            (18,869)
    Repayments  under credit facilities                                              (23,099)          (33,890)
    Borrowings under credit facilities                                                12,037            41,651
    Debt issuance costs and other, net                                                  (223)           (5,214)
                                                                                     --------          --------
       Cash provided by (used in) financing activities                               (11,285)           33,678
                                                                                     --------          --------
       Effect of exchange rate changes on cash                                           220              (399)
                                                                                     --------          --------
Decrease in cash                                                                        (363)           (6,397)
Cash, beginning of period                                                              4,087            10,342
                                                                                     --------          --------
       Cash, end of period                                                           $ 3,724           $ 3,945
                                                                                     ========          ========
Supplemental cash flow information:
       Interest paid                                                                 $11,076           $10,255
       Income taxes paid, net                                                        $   251           $   191


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


2.   Recent Accounting Pronouncement

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. In accordance with SFAS No. 142, beginning on January 1, 2002, the Company's goodwill and tradenames, which have been deemed to have indefinite lives, are no longer being amortized and are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Application by the Company of the nonamortization provision of SFAS No. 142 resulted in an increase in net earnings of approximately $0.4 million in the second quarter of 2002 and $0.8 million for the first six months of 2002. The full year impact is expected to result in an increase in net earnings of approximately $1.5 million. Had the Company applied SFAS No. 142 on January 1, 2001, net earnings would have increased by approximately $0.4 million in the second quarter of 2001 and $0.8 million for the first six months of 2001. The Company's reporting units are also its reportable segments and all of the Company's goodwill at June 30, 2002 was associated with the North American segment. As of June 30, 2002 the Company performed the first of the required annual impairments tests of goodwill and tradenames and no transitional impairment was present.

     The Company is also required to perform an assessment, at least annually, of the carrying value of goodwill and tradenames. If the carrying value exceeds the fair value, an impairment loss shall be recognized and reflected within operating income. There can be no assurance that future impairment tests will not result in a charge to earnings.

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

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. The adoption of these statements will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.


3.    Inventories

      Inventories were comprised of the following (in thousands):

                                              June 30,         December 31,
                                                2001               2002
                                              --------         ------------
       Finished goods                          $63,485           $71,308
       Work in process and raw materials         3,703             3,908
                                               -------           -------
                                               $67,188           $75,216
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


5.   Commitments and Contingencies

     The Company is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, would not have a material adverse effect on the Company's consolidated financial position or results of operations.

     On June 18, 2002, the Court of Justice of the European Communities (the "ECJ" rendered its decision in Koninklijke Philips Electronics v Remington Consumer Products Ltd. The case had been referred to the ECJ by the U.K. Court of Appeal following a provisional judgment by that court in favor of Remington in May 1999. In its decision, which will govern the trademark laws of each of the fifteen member countries of the European Union, the ECJ ruled in conformity with the arguments that had been advanced by the Company to the effect that a shape consisting exclusively of the shape of a product is unregistrable as a trademark (or is subject to being declared invalid if it had been registered as a trademark)if it is established that the essential functional features of that shape are attributable only to the technical result. The ECJ further ruled that the inability to register such a shape as a trademark (or the trademark being subject to being declared invalid) cannot be overcome by establishing that there are other shapes which allow the same technical result to be obtained. Management of the Company believes that the decision of the ECJ will result in the affirmation by the U.K. Court of Appeal of its provisional decision, although no assurance can be given in this regard.


6.   Comprehensive Income

     Comprehensive income consists of the following (in thousands):

                                                 Three Months Ended June 30,     Six Months ended June 30,
                                                 ---------------------------     -------------------------
                                                    2002             2001           2002           2001
                                                 ---------         ---------     ---------       ---------
Net income (loss)                                 $ (238)          $(13,919)     $(4,304)        $(18,860)
Other comprehensive income:
   Foreign currency translation adjustments          916                274          907           (1,943)
   Net unrealized hedging gain (loss)             (1,448)                16       (1,177)           1,695
                                                  -------          ---------     --------        ---------
     Comprehensive income (loss)                  $ (770)          $(13,629)     $(4,574)        $(19,108)
                                                  =======          =========     ========        =========



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is a leading consumer products company focusing on the development and marketing of personal care products. The Company designs and distributes electric shavers and accessories, grooming products, hair care appliances, wellness products and other small electrical consumer products. The Company distributes its products through three operating segments which are comprised of 1) the North America segment, which sells products through mass-merchant retailers, department stores and drugstore chains throughout the United States and Canada, 2) the International segment, which sells products to similar customers through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment consisting of Company-owned and operated service stores located throughout the United States.

     Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives approximately 45% of its annual net sales in the fourth quarter of each year while the first quarter of each year is generally the Company's weakest quarter. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year.


Results of Operations

     The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income by its North American, International and U.S. Service Stores operating segments for the three and six months ended June 30, 2002 and 2001. In accordance with new accounting profession guidelines, net sales for both periods reflect reductions for certain costs which have been reclassified, primarily the cost of cooperative advertising with trade customers which were previously included in selling, general and administrative expenses.


                                         Three Months Ended June 30,                 Six Months Ended June 30,
                                      ------------------------------------     -----------------------------------
                                           2002                2001                  2002                2001
                                      --------------      ----------------     ---------------     ---------------
                                         $       %           $       %           $        %          $         %
                                        ---     ---         ---     ---         ---      ---        ---       ---
   Net Sales:
        North America                 $46.0     65.7      $39.8      67.9      $76.6      61.9     $67.8     61.4
        International                  16.7     23.9       10.8      18.4       33.5      27.0      27.6     25.0
        U.S. Service Stores             7.3     10.4        8.0      13.7       13.7      11.1      15.0     13.6
                                      ------   ------    -------    ------     ------    ------    ------   ------
                                       70.0    100.0       58.6     100.0      123.8     100.0     110.4    100.0

     Cost of sales                     41.7     59.6       41.5      70.8       74.1      59.9      72.1     65.3
                                      ------   ------    -------    ------     ------    ------    ------   ------
     Gross profit                      28.3     40.4       17.1      29.2       49.7      40.1      38.3     34.7

     Selling, general and
       administrative expenses         23.3     33.3       27.9      47.6       42.9      34.7      47.8     43.3
     Amortization of  intangibles       0.1      0.1        0.5       0.9        0.2       0.1       1.0      0.9
                                      ------   ------    -------    ------     ------    ------    ------   ------
     Operating income (loss):
        North America                   6.3      9.0        4.0       6.8        9.5       7.7       6.3      5.7
        International                  (0.5)    (0.7)     (13.7)    (23.4)      (0.8)     (0.6)    (13.8)   (12.5)
        U.S. Service Stores            (0.1)    (0.1)      (0.3)     (0.5)      (0.5)     (0.4)     (0.5)    (0.5)
        Depreciation and amortization  (0.8)    (1.2)      (1.3)     (2.2)      (1.6)     (1.4)     (2.5)   ( 2.2)
                                      ------   ------    -------    ------     ------    ------    ------   ------
     Total operating income (loss)      4.9      7.0      (11.3)    (19.3)       6.6       5.3     (10.5)    (9.5)

     Interest expense                   5.9      8.4        6.5      11.1       11.9       9.6       12.3    11.1
     Other expense                     (0.6)    (0.9)       0.4       0.7       (0.7)     (0.6)       1.0     0.9
                                      ------   ------    -------    ------     ------    -------   -------  ------
     Income (loss) before income
       taxes                           (0.4)    (0.5)     (18.2)    (31.1)      (4.6)     (3.7)     (23.8)  (21.5)

 Benefit for income taxes              (0.2)    (0.3)      (4.3)     (7.3)      (0.3)     (0.2)      (4.9)   (4.4)
                                      ------   ------    -------    ------     ------    ------    -------  ------
     Net income (loss)                $(0.2)    (0.2)    $(13.9)    (23.8)     $(4.3)     (3.5)    $(18.9)  (17.1)
                                      ======   ======    =======    ======     ======    ======    =======  ======


Second Quarter Ended June 30, 2002 Versus June 30, 2001

     Net Sales. Net sales for the quarter ended June 30, 2002 were $70.0 million, an increase of 19% compared to $58.6 million for the quarter ended June 30, 2001. Higher net sales in the North American and International segments were partially offset by decreases in the Company's U.S. Service Stores segment. Excluding the positive currency impact on the International segment, net sales on a worldwide basis increased 18% in the second quarter of 2002 compared to the second quarter of 2001.

     Net sales in North America were $46.0 million in the second quarter of 2002, an increase of 16% compared to $39.8 million in the second quarter of 2001. The increase was the result of sales growth of the shaver, grooming and haircare products resulting from a combination of new product introductions occurring within the last year and increased distribution, primarily at existing customers.

     International net sales increased $5.9 million to $16.7 million in the second quarter of 2002 compared with $10.8 million in the second quarter of 2001. Excluding the positive impact of currencies versus the prior year, second quarter net sales in the International segment increased $4.9 million. This increase was the result of higher sales in the U.K. as certain logistics and other issues that negatively impacted the second quarter of 2001 did not reoccur in 2002.

     Net sales through the Company's U.S. Service Stores decreased 9% to $7.3 million in the second quarter of 2002 from $8.0 million in the second quarter of 2001. The decrease was primarily due to 11 fewer stores on average operating during the comparable periods. In addition, same store sales decreased 1.6% versus the same period a year ago.

     Gross Profit. Gross profit was $28.3 million, or 40.4% of net sales in the second quarter of 2002 compared to $17.1 million, or 29.2% of net sales in the second quarter of 2001. The increase in percentage over the prior year was due to the recognition of $10.7 million of unexpected costs primarily in the U.K. during the second quarter of 2001. In addition, during the second quarter of 2002, the negative impact of the sale of certain discontinued wellness and haircare products was offset by the positive impact of increased sales of higher margin shaver and grooming products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.3 million or 33.3% of net sales in the second quarter of 2002, compared to $27.9 million or 47.6% of net sales in 2001. The decrease in expenses in the second quarter of 2002 was impacted by $2.3 million of unexpected costs recognized in the second quarter of 2001 which did not reoccur in 2002. Also contributing to the decrease in selling, general and administrative expenses were lower distribution costs in 2002 resulting from process improvement initiatives, and lower expenditures for advertising in the Company's haircare and wellness category and lower administrative expenses, both the result of timing.

     Interest Expense. Interest expense decreased to $5.9 million for the second quarter of 2002 compared to interest expense of $6.5 million in the second quarter of 2001. Lower average borrowings during the quarter was the primary reason for the decline in interest expense in the second quarter of 2002.

     Income Tax Benefit. The net benefit for income taxes was $0.2 million for the second quarter of 2002 compared to a $4.3 million net benefit in the second quarter of 2001. The decrease in the benefit was the result of smaller pretax losses in the International segment for the second quarter of 2002.


Six Months Ended June 30, 2002 Versus June 30, 2001

     Net Sales. Net sales for the six months ended June 30, 2002 were $123.8 million, an increase of 12% compared to $110.4 million for the six months ended June 30, 2001. The increase in sales was generated from the North American and International segments and was partially offset by a decrease in sales in the U.S. Service Stores segment. A small positive impact of foreign currency translation had no significant impact on the Company's net sales for the first six months of 2002.

     Net sales in North America were $76.6 million for the first six months of 2002, an increase of 13% compared to $67.8 million for the first six months of 2001. The increase in sales was the result of new product introductions within the last year and increased distribution, primarily at existing customers. Higher sales in the shaver and grooming category were partially offset by a decrease in the haircare and wellness category as increased haircare sales were offset by significantly lower wellness sales.

     International net sales were $33.5 million for the first six months of 2002, an increase of $5.9 million compared to $27.6 million for the first six months of 2001. The increase in net sales in the first six months of 2002 compared to the first six months of 2001 was due almost entirely to certain logistics and other issues that negatively impacted the U.K. during the second quarter of 2001.

     Net sales in the U.S. Service Stores were $13.7 million for the first six months of 2002, a 9% decrease compared to $15.0 million for the first six months of 2001. The decrease was in part the result of 10 fewer stores on average operating during the first six months of 2002 compared to the first six months of 2001. Also contributing to the decline was a 1.2% decrease in same store sales versus the same period a year ago.

     Gross Profit. Gross profit was $49.7 million, or 40.1% of net sales for the first six months of 2002 compared to $38.3 million, or 34.7% of net sales for the first six months of 2001. The increase in gross profit was due to the impact on the prior year of $10.7 million of unexpected costs recognized primarily in the U.K. during the second quarter of 2001. Also impacting gross profit during the first six months of 2002 was the positive impact of an increase in sales of higher margin shaver, grooming and haircare products which was partially offset by the sale of certain discontinued products within the Company's haircare and wellness category.

     Selling General and Administrative Expenses. Selling, general and administrative expenses were $42.9 million or 34.7% of net sales for the first six months of 2002, compared to $47.8 million or 43.3% of net sales in 2001. The decline in operating expenses was due to $2.3 million of unexpected costs recognized in the prior year's second quarter, lower distribution costs and lower advertising and administrative costs as a result of timing.

     Interest Expense. Interest expense decreased to $11.9 million for the first six months of 2002 compared to interest expense of $12.3 million for the first six months of 2001. The decline was the result of lower average borrowings which were partially offset by higher average interest rates during the six months ended June 30, 2002 resulting from the sale of $50 million of additional 11% senior subordinated notes in April 2001, the net proceeds of which were used to repay existing lower rate term loans and revolving credit borrowings.

     Income Tax Benefit. The net benefit for income taxes during the first six months of 2002 was $0.3 million compared with a $4.9 million benefit in 2001. The decline in benefit was the result of a lower pre-tax loss in 2002 in the Company's International segment, primarily in the Company's UK operations.


Liquidity and Capital Resources

     Net cash provided by operating activities for the first six months of 2002 was $11.8 million versus a use of cash of $36.7 million during the first six months of 2001. A lower net loss combined with significantly lower inventories were the primary reasons for the improvement in cash flows from operations.

     The Company's operations are not capital intensive. The Company's capital expenditures totaled $1.1 million and $2.9 million during the first six months of 2002 and 2001, respectively. Total capital expenditures for 2002 are anticipated to be approximately $4 million, in line with prior years.

     The Company's primary sources of liquidity are funds generated from operations and borrowings under its $110.0 million asset based revolving credit facility (the "Facility"). Borrowings under the Facility are subject to a borrowing base of 85% of eligible receivables and 60% of eligible inventories. The Facility matures on March 31, 2006.

     As of June 30, 2002, the Company was in compliance with all covenants under the Facility and availability under the Facility was approximately $39 million. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.


Critical Accounting Policies

     As  disclosed  in  Note  1 to the  "Notes  to  the  Consolidated  Financial
Statements", the preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following accounting policies, which were disclosed in the Company's report on Form 10-K and for which there has been no change in their application as of June 30, 2002, affect the Company's more significant estimates used in the preparation of its consolidated financial statements:

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

                            PART II OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Amendment No. 3, dated as of July 1, 2002 to the Credit and Guarantee Agreement by and among Remington Products Company, L.L.C., Fleet
          Securities, Congress Financial Corporation and Fleet Capital Corporation.

     99.1 Certification of the Chairman, Chief Executive Officer and President and the Executive Vice President, Chief Financial and Administrative Officer.

 (b) Reports on Form 8-K

     During the quarter ended June 30, 2002, the Registrant did not file any reports on Form 8-K.

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


Date:  August 13, 2002