Form 10-Q
period 2002-09-30
REMINGTON PRODUCTS CO LLC
filed 2002-11-14
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended September 30, 2002.

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
                             -----------------------
             (Exact name of registrant as specified in its charter)

                                                        06-1451076
                Delaware                                06-1451079
--------------------------------                  ----------------------
(State or other jurisdiction of                   (IRS Employer
  incorporation or organization)                    Identification Nos.)

60 Main Street, Bridgeport, Connecticut                    06604
---------------------------------------                  -----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (203)  367-4400
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

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX
                                      -----


                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Consolidated Balance Sheets -
           September 30, 2002, December 31, 2001 and September 30, 2001       3

          Consolidated Statements of Operations -
           For the three and nine months ended September 30, 2002 and 2001    4

          Consolidated Statements of Cash Flows -
           For the nine months ended September 30, 2002 and 2001              5

          Notes to Unaudited Consolidated Financial Statements                6


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         15

Item 4.   Controls and Procedures                                            15


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   15


Signature                                                                    16

Certifications                                                               16

                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited, in thousands)


                                                                           September 30,      December 31,      September 30,
                                                                               2002              2001               2001
                                                                           -------------      ------------      -------------
ASSETS

Current assets:
    Cash and cash equivalents                                               $  5,068            $  4,087          $  5,423
    Accounts receivable, less allowance for doubtful
      accounts of $1,888 at September 2002, $1,674 at
      December 2001 and $2,499 at September 2001                              57,391              78,849            73,697
    Inventories                                                               92,464              75,216           127,519
    Prepaid and other current assets                                           5,952               3,451            13,260
                                                                            ---------           ---------         ---------
            Total current assets                                             160,875             161,603           219,899

Property, plant and equipment, net                                            12,441              13,006            13,679
Goodwill, net                                                                 27,720              27,720            27,921
Other intangibles, net                                                        24,514              24,866            25,148
Other assets                                                                  12,469              14,541            11,083
                                                                            ---------           ---------         ---------
            Total assets                                                    $238,019            $241,736          $297,730
                                                                            =========           =========         =========
LIABILITIES AND MEMBERS' DEFICIT

Current liabilities:
    Accounts payable                                                        $ 32,701            $ 30,006          $ 39,137
    Short-term borrowings                                                      2,567               4,075             3,890
    Current portion of long-term debt                                            223                 322               244
    Accrued liabilities                                                       32,192              39,754            23,302
                                                                            ---------           ---------         ---------
            Total current liabilities                                         67,683              74,157            66,573

Long-term debt                                                               211,620             208,645           265,888
Other liabilities                                                                725               1,302             1,104

Members'deficit:
    Members' deficit                                                         (34,958)            (36,186)          (29,863)
    Accumulated other comprehensive income (loss)                             (7,051)             (6,182)           (5,972)
                                                                            ---------           ---------         ---------
            Total members' deficit                                           (42,009)            (42,368)          (35,835)
                                                                            ---------           ---------         ---------
            Total liabilities and members' deficit                          $238,019            $241,736          $297,730
                                                                            =========           =========         =========


            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited, in thousands)






                                               Three Months Ended September 30,         Nine Months Ended September 30,
                                               --------------------------------        -------------------------------
                                                       2002            2001                  2002                2001
                                                       ----            ----                  ----                ----
Net sales                                            $79,203         $78,243               $203,008            $188,608
Cost of sales                                         45,334          47,032                119,423             119,097
                                                     --------        --------              ---------           ---------
          Gross profit                                33,869          31,211                 83,585              69,511

Selling, general and administrative expenses          22,497          23,156                 65,401              70,996
Amortization of intangibles                              116             478                    352               1,453
                                                     --------        --------              ---------           ---------
         Operating income (loss)                      11,256           7,577                 17,832              (2,938)

Interest expense, net                                  6,074           6,859                 17,970              19,002
Other expense (income)                                   211            (911)                  (460)                188
                                                     --------        --------              ---------           ---------
         Income (loss) before income taxes             4,971           1,629                    322             (22,128)

Benefit for income taxes                                (561)           (173)                  (906)             (5,070)
                                                     --------        --------              ---------           ---------
         Net income (loss)                           $ 5,532         $ 1,802               $  1,228            $(17,058)
                                                     ========        ========              =========           =========


Net income (loss) applicable to common units         $ 1,705         $(1,598)              $ (9,922)           $(26,964)
                                                     ========        ========              =========           =========


            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited, in thousands)



                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                  --------------------------------
                                                                                       2002                 2001
                                                                                       ----                 ----
Cash flows from operating activities:
   Net income (loss)                                                               $  1,228               $(17,058)

   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
       Depreciation                                                                   2,078                  2,842
       Amortization of intangibles                                                      352                  1,453
       Amortization of deferred financing fees                                        1,639                  1,721
       Deferred income taxes                                                            (82)                (5,521)
       Foreign currency forward (gain) loss, net                                        (18)                   504
                                                                                   ---------              ---------
                                                                                      5,197                (16,059)
       Changes in assets and liabilities:
          Accounts receivable                                                        23,925                 13,465
          Inventories                                                               (15,500)               (61,428)
          Accounts payable                                                            2,375                 15,115
          Accrued liabilities                                                        (9,716)                (8,347)
          Other, net                                                                 (3,752)                (3,553)
                                                                                   ---------              ---------
              Cash provided by (used in) operating activities                         2,529                (60,807)
                                                                                   ---------              ---------
Cash flows used in investing activities:
   Capital expenditures                                                              (1,425)                (3,809)
                                                                                   ---------              ---------
Cash flows from financing activities:
    Proceeds from sale of Senior Subordinated Notes                                       -                 50,000
    Repayments under term loan facilities                                                 -                (18,869)
    Repayments  under credit facilities                                             (29,913)               (79,257)
    Borrowings under credit facilities                                               29,818                115,773
    Debt issuance costs and other, net                                                 (259)                (7,604)
                                                                                   ---------              ---------
              Cash provided by (used in) financing activities                          (354)                60,043
                                                                                   ---------              ---------
              Effect of exchange rate changes on cash                                   231                   (346)
                                                                                   ---------              ---------
Increase (decrease) in cash                                                             981                 (4,919)
Cash, beginning of period                                                             4,087                 10,342
                                                                                   ---------              ---------
              Cash, end of period                                                  $  5,068               $  5,423
                                                                                   =========              =========
Supplemental cash flow information:
       Interest paid                                                               $ 11,586               $ 11,805
       Income taxes paid (refunded), net                                           $   (839)              $    373



            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.

              Notes to Unaudited Consolidated Financial Statements


1.   Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles in the United States of America, and reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair statement of the results of the interim periods presented. Results of interim periods may not be indicative of results to be expected for the entire year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with current year presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results will differ from those estimates. Estimates are used for, but not limited to, the establishment of the allowance for doubtful accounts, reserves for sales returns and allowances, reserves for obsolete inventories, product warranty costs, taxes and contingencies.

     Remington Capital Corp. is a wholly-owned subsidiary of Remington Products Company, L.L.C. and has no significant operations of its own.


2.   Recent Accounting Pronouncements

     In August 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. It is the Company's preliminary assessment that the impact, if any, of the adoption of SFAS No. 143 will not have a material impact on its consolidated financial position, results of operations or cash flows.

     In November 2001, the Emerging Issues Task Force reached consensus on Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). The Company adopted this consensus on January 1, 2002. In accordance with the consensus the Company has reclassified, for all periods presented, certain payments to its customers as a reduction of sales; primarily the cost of cooperative advertising with its trade customers. Prior to the adoption of this consensus the Company classified these payments as selling, general and administrative expenses in its Consolidated Statement of Operations. Because adoption of EITF 01-9 resulted solely in reclassification within the Consolidated Statement of Operations, there has been no impact on the Company's financial condition, operating income or net income for any of the periods presented.

     In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3.   Inventories

      Inventories were comprised of the following (in thousands):

                                                      September 30,         December 31,        September 30,
                                                          2002                 2001                 2001
                                                      -------------         ------------        -------------
        Finished goods                                  $88,826               $71,308             $123,228
        Work in process and raw materials                 3,638                 3,908                4,291
                                                        -------               -------             --------
                                                        $92,464               $75,216             $127,519
                                                        =======               =======             ========


4.   Goodwill and Other Intangibles

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. In accordance with SFAS No. 142, beginning on January 1, 2002, the Company's goodwill and tradenames, which have been deemed to have indefinite lives, are no longer being amortized and are subject to annual impairment tests. Application by the Company of the nonamortization provision of SFAS No. 142 resulted in an increase in operating income of approximately $0.4 million in the third quarter of 2002 and $1.1 million for the first nine months of 2002. The full year impact is expected to result in an increase in operating income of approximately $1.5 million. Had the Company applied SFAS No. 142 on January 1, 2001, operating income would have increased by approximately $0.4 million in the third quarter of 2002 and $1.1 million for the first nine months of 2001. The Company's reporting units are also its reportable segments and all of the Company's goodwill is associated with the North American segment. As of June 30, 2002 the Company performed the first of the required annual impairment tests of goodwill and tradenames and no transitional impairment was present. There can be no assurance that future impairment tests will not result in a charge to earnings.

     Goodwill and other intangible assets were comprised of the following (in thousands):

                                                    September 30,          December 31,             September 30,
                                                       2002                    2001                     2001
                                                    -------------          ------------             -------------
Amortized Intangible Assets:
  Patents Carrying Amount                               $4,670               $ 4,670                   $ 4,670
  Patents Acumulated Amortization                        2,975                 2,623                     2,507
                                                        ------               -------                   -------
  Patents, Net                                          $1,695               $ 2,047                   $ 2,163
                                                        ======               =======                   =======
Unamortized Intangible Assets:
  Goodwill                                             $27,720               $27,720                   $27,921
  Tradenames                                            22,819                22,819                    22,985
                                                       -------               -------                   -------
                                                       $50,539               $50,539                   $50,906
                                                       =======               =======                   =======

Estimated amortization expense for the year ended December 31,

                            2002                          $468
                            2003                           468
                            2004                           468
                            2005                           468
                            2006                           175
                            2007                             -
                                                        ------
                                                        $2,047
                                                        ======


5.   Income Taxes

     Federal income taxes on net income of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for Federal income taxes for the Company. However, certain state and local jurisdictions do not recognize partnership status for taxing purposes and require taxes to be paid on net income. Furthermore, income of certain foreign operations is taxable under local statutes. In jurisdictions where partnership status is not recognized or foreign corporate subsidiaries exist, deferred taxes on income are provided for as temporary differences between the financial and tax basis of assets and liabilities.


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


7.   Comprehensive Income (loss)

     Comprehensive income (loss) consists of the following (in thousands):


                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                         -----------------------         ----------------------
                                                           2002            2001            2002           2001
                                                         --------        -------         -------        -------
Net income (loss)                                        $5,532          $ 1,802         $ 1,228        $(17,058)
Other comprehensive income:
   Foreign currency translation adjustments                 (79)             407             828          (1,536)
   Net unrealized hedging gain (loss)                      (520)          (1,328)         (1,697)            367
                                                         -------          -------         -------       ---------
         Comprehensive income (loss)                     $4,933           $  881          $  359        $(18,227)
                                                         =======          =======         =======       =========



8.   Business Segment and Geographical Information

     The Company distributes its products through its three operating segments, which are comprised of 1) the North America segment, which sells product primarily through mass-merchant retailers, department stores and drug store chains throughout the United States and Canada, 2) the International segment, which sells product to similar customers through an international network of subsidiaries and distributors and 3) the U.S. Service Stores segment, consisting of Company-owned and operated service stores located throughout the United States.

Information by segment and geographical location is as follows (in thousands):

                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                         ---------------------------------      -------------------------------
                                               2002             2001                2002                2001
                                             --------         --------            --------            --------
     Net Sales
        North America                        $47,111           $45,414            $123,753            $113,200
        International                         25,142            24,865              58,626              52,456
        U.S. Service Stores                    6,950             7,964              20,629              22,952
                                             --------          --------           ---------           ---------
    Total                                    $79,203           $78,243            $203,008            $188,608
                                             ========          ========           =========           =========
     Operating income (loss)
        North America                        $10,012            $8,153            $ 19,473            $ 14,482
        International                          2,024             1,117               1,227             (12,709)
        U.S. Service Stores                       49                92                (438)               (414)
        Depreciation and amortization           (829)           (1,785)             (2,430)             (4,297)
                                             --------          --------           ---------           ---------
     Total                                   $11,256           $ 7,577            $ 17,832            $ (2,938)
                                             ========          ========           =========           =========
     Capital Expenditures
        North America                        $   289           $   564            $  1,261            $  2,272
        International                             72               239                 152                 806
        U.S. Service Stores                        2                74                  12                 731
                                             --------          --------           ---------           ---------
     Total                                   $   363           $   877            $  1,425            $  3,809
                                             ========          ========           =========           =========



                                       September 30,      December 31,       September 30,
                                           2002               2001               2001
                                       -------------      ------------       -------------
     Segment Assets
        North America                    $169,747          $159,665            $199,397
        International                      60,399            73,158              88,851
        U.S. Service Stores                 7,873             8,913               9,482
                                         --------          --------            --------
    Total                                $238,019          $241,736            $297,730
                                         ========          ========            ========



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is a leading consumer products company focusing on the development and marketing of personal care products. The Company designs and distributes electric shavers and accessories, grooming products, hair care appliances, wellness products and other small electrical consumer products. The Company distributes its products through three operating segments which are comprised of 1) the North American segment, which sells products through mass-merchant retailers, department stores and drugstore chains throughout the United States and Canada, 2) the International segment, which sells products to similar customers through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment consisting of Company-owned and operated service stores located throughout the United States.

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

Results of Operations

     The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income (loss) by its North American, International and U.S. Service Stores operating segments for the three and nine months ended September 30, 2002 and 2001 (in millions except for percentages). In accordance with new accounting profession guidelines, net sales for both periods reflect reductions for certain costs which have been reclassified, primarily the cost of cooperative advertising with trade customers which were previously included in selling, general and administrative expenses.


                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                      -----------------------------------     -------------------------------------
                                           2002                2001                 2002                 2001
                                      --------------      ---------------     ----------------    -----------------
                                        $        %          $         %          $         %         $          %
                                      -----    -----      -----     -----     ------     -----    ------      -----
     Net Sales:
        North America                 $47.1     59.5      $45.3      58.0     $123.8      61.0     113.1       60.0
        International                  25.1     31.7       24.9      31.8       58.6      28.9      52.5       27.8
        U.S. Service Stores             7.0      8.8        8.0      10.2       20.6      10.1      23.0       12.2
                                      ------   ------     ------    ------     ------    ------   -------     ------
                                       79.2    100.0       78.2     100.0      203.0     100.0     188.6      100.0

     Cost of sales                     45.3     57.2       47.0      60.1      119.4      58.8     119.1       63.1
                                      ------   ------     ------    ------     ------    ------   -------     ------
     Gross profit                      33.9     42.8       31.2      39.9       83.6      41.2      69.5       36.9

     Selling, general and
       administrative expenses         22.5     28.4       23.1      29.6       65.4      32.2      70.9       37.6
     Amortization of  intangibles       0.1      0.1        0.5       0.6        0.4       0.2       1.5        0.8
                                      ------   ------     ------    ------     ------    ------   -------     ------
     Operating income (loss):
        North America                  10.1     12.8        8.2      10.5       19.4       9.6      14.5        7.7
        International                   2.0      2.5        1.1       1.4        1.2       0.6     (12.7)      (6.7)
        U.S. Service Stores             0.0      0.0        0.1       0.1      ( 0.4)     (0.2)     (0.4)      (0.2)
        Depreciation and amortization  (0.8)    (1.0)      (1.8)     (2.3)      (2.4)     (1.2)     (4.3)      (2.3)
                                      ------   ------     ------    ------     ------    ------   -------     ------
     Total operating income (loss)     11.3     14.3        7.6       9.7       17.8       8.8      (2.9)      (1.5)

     Interest expense, net              6.1      7.7        6.9       8.8       18.0       8.9      19.0       10.1
     Other expense (income)             0.2      0.3       (0.9)     (1.1)      (0.5)     (0.2)      0.2        0.1
                                      ------   ------     ------    ------     ------    ------   -------     ------
     Income (loss) before income
       taxes                            5.0      6.3        1.6       2.0        0.3       0.1     (22.1)     (11.7)

     Benefit for income taxes          (0.5)    (0.6)      (0.2)     (0.3)      (0.9)     (0.5)     (5.0)      (2.6)
                                      ------   ------     ------    ------     ------    ------   -------     ------
     Net income (loss)                $ 5.5      6.9      $ 1.8       2.3      $ 1.2       0.6    $(17.1)      (9.1)
                                      ======   ======     ======    ======     ======    ======   =======     ======



Third Quarter Ended September 30, 2002 Versus September 30, 2001

     Net Sales. Net sales for the quarter ended September 30, 2002 were $79.2 million, an increase of 1% compared to $78.2 million for the quarter ended September 30, 2001. Higher net sales in the North American segment and positive currency impacts in the International segment were partially offset by decreases in the Company's U.S. Service Stores segment. Excluding the positive currency impact on the International segment, net sales on a worldwide basis decreased 1% in the third quarter of 2002 compared to the third quarter of 2001.

     North American net sales were $47.1 million in the third quarter of 2002, an increase of 4% compared to $45.3 million in the third quarter of 2001. Increased sales of shaver and grooming products resulting from new product introductions occurring within the last year and increased distribution, primarily at existing customers, were partially offset by lower sales of wellness and haircare products during the quarter. The Company has de-emphasized its wellness product line, eliminating fad products, while continuing to offer only certain more established products.

     Net sales in the International segment increased 1% to $25.1 million in the third quarter of 2002 compared with $24.9 million in the third quarter of 2001. Excluding the positive impact of currencies versus the prior year, third quarter net sales in the International segment actually decreased 7% as lower wellness sales were partially offset by higher shaver and grooming sales.

     U.S. Service Stores net sales were $7.0 million in the third quarter of 2002, a 13% decrease from $8.0 million in the third quarter of 2001. The lower sales were attributable to an average of 12 fewer stores operating during the third quarter of 2002 and a weak specialty retail environment. Same store sales decreased 5.3% versus the same period a year ago.

     Gross Profit. Gross profit was $33.9 million, or 42.8% of net sales in the third quarter of 2002 compared to $31.2 million, or 39.9% of net sales in the third quarter of 2001. The increase in percentage over the prior year is the result of higher North American and International sales of shaver and grooming products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $22.5 million or 28.4% of net sales in the third quarter of 2002, compared to $23.1 million or 29.6% of net sales in 2001. The lower expenses in the third quarter of 2002 were primarily the result of savings in distribution and product development costs resulting from process improvements in these areas. Partially offsetting these savings were higher advertising expenditures.

     Operating Income. Operating income in the third quarter of 2002 improved to $11.3 million compared to $7.6 million in the third quarter of 2001. The increase was the result of higher sales and margins, lower selling, general and administrative expenses and lower intangible amortization as a result of the discontinuance of goodwill and tradename amortization in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

     Net Interest Expense. Net interest expense decreased to $6.1 million for the third quarter of 2002 compared to interest expense of $6.9 million in the third quarter of 2001. The decline in interest expense is primarily the result of lower average borrowings during the third quarter of 2002.

     Other (Income) Expense. Other expense was $0.2 million for the third quarter of 2002 compared to income of $0.9 million in the third quarter of 2001. The change from year to year is due to fluctuations in foreign currency rates during the three month periods and the resulting recognition of an unrealized currency loss in 2002 and gain in 2001 on U.S. dollar denominated obligations of the Company's International segment.

     Income Tax Benefit. The net benefit for income taxes was $0.5 million for the third quarter of 2002 compared to a $0.2 million net benefit in the third quarter of 2001. The current year benefit is due to a reduction in the U.K. deferred tax asset valuation allowance as a result of unanticipated tax refunds relating to prior years.


Nine Months Ended September 30, 2002 Versus September 30, 2001

     Net Sales. Net sales for the nine months ended September 30, 2002 were $203.0 million, an increase of 8% compared to $188.6 million for the nine months ended September 30, 2001. The increase in sales was driven by the North American and International segments and was partially offset by a decrease in sales in the U.S. Service Stores segment. Excluding the positive impact of foreign currency on the Company's International segment, worldwide net sales increased 6% over the comparable period of the prior year.

     Net sales in North America were $123.8 million for the first nine months of 2002, an increase of 10% compared to $113.1 million for the first nine months of 2001. The increase in sales was the result of increased distribution, primarily at existing customers, and new product introductions within the last year. Shaver and grooming sales exceeded prior year levels while higher haircare sales were offset by lower wellness sales.

     International net sales were $58.6 million for the first nine months of 2002, an increase of 12% compared to $52.5 million for the first nine months of 2001. Excluding the positive impact of currencies versus the prior year, net sales in the International segment for the first nine months of 2002 were 7% higher than in the same period of the prior year. This increase was due almost entirely to the correction of certain logistics and other issues that negatively impacted the U.K. during the second quarter of 2001.

     Net sales in the U.S. Service Stores decreased 10% to $20.6 million for the first nine months of 2002, compared to $23.0 million for the first nine months of 2001. The primary cause of the decrease was the operation of 11 fewer stores on average during the first nine months of 2002 compared to the first nine months of 2001. In addition, same store sales were down 2.6% year on year as a result of a weak specialty retail environment.

     Gross Profit. Gross profit was $83.6 million, or 41.2% of net sales for the first nine months of 2002 compared to $69.5 million, or 36.9% of net sales for the first nine months of 2001. The increase in gross profit was due primarily to the impact on the prior year of $10.7 million of unexpected costs, recognized principally in the U.K., during the second quarter of 2001. In addition, the positive impact of an increase in sales volumes and margin percentages for shaver and grooming products were partially offset by the negative margin impact of the sale of certain discontinued haircare and wellness products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $65.4 million or 32.2% of net sales for the first nine months of 2002, compared to $70.9 million or 37.6% of net sales in 2001. The decline is due primarily to savings realized in distribution and product development costs as a result of process improvements in these two areas.

     Operating Income. Operating income for the nine months ended September 30, 2002 was $17.8 million compared to a loss of $2.9 million during the same period of the prior year. The negative impact on the prior year of $13.0 million in unexpected costs and the positive impact on the current year of higher sales and margins and lower selling, general and administrative expenses were the primary reasons for the improvement in operating income. Also impacting the improved operating income for the period was lower intangible amortization as a result of the discontinuance of goodwill and tradename amortization in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

     Net Interest Expense. Net interest expense decreased to $18.0 million for the first nine months of 2002 compared to interest expense of $19.0 million for the first nine months of 2001. The decline was the result of lower average borrowings during the current year period. Partially offsetting this decline were slightly higher average interest rates during the current period resulting from the sale of $50 million of additional 11% senior subordinated notes in April 2001, the net proceeds of which were used to repay existing lower rate term loans and revolving credit borrowings.

     Other (Income) Expense. Other income was $0.5 million for the first nine months of 2002 compared to an expense of $0.2 million in same period of 2001. The change from year to year is due to the impact of fluctuations in foreign currency rates on U.S. dollar denominated obligations of the Company's International segment and the resulting recognition of unrealized currency gains and losses in 2002 and 2001, respectively.

     Income Tax Benefit. The net benefit for income taxes during the first nine months of 2002 was $0.9 million compared with a $5.0 million benefit in 2001. The decline in benefit was primarily the result of a lower pre-tax loss for 2002 in the Company's International segment, primarily in the Company's UK operations.

Liquidity and Capital Resources

     Net cash provided by operating activities for the first nine months of 2002 was $2.5 million versus a use of cash of $60.8 million during the first nine months of 2001. Process improvements in the area of logistics and the simplification of product offerings have reduced inventory levels by $35.0 million compared to the prior year. This reduction, along with a significant improvement in earnings and reduction in receivables, were the primary reasons for the improvement in cash flows from operations.

     The Company's operations are not capital intensive. The Company's capital expenditures for the first nine months of 2002 declined to $1.4 million from $3.8 million during the first nine months of 2001 primarily as a result of a lower investment in tooling stemming from an effort to simplify the product offerings of the Company. Total capital expenditures for 2002 are now anticipated to be approximately $3 million.

     The Company's primary sources of liquidity are funds generated from operations and borrowings under its $110.0 million asset based revolving credit facility (the "Facility"). Borrowings under the Facility are subject to a borrowing base of 85% of eligible receivables and 60% of eligible inventories and are used to provide for ongoing working capital and general corporate purposes. Subject to compliance with certain covenant requirements under the Facility and other factors, the Company may, from time to time, repurchase a portion of its 11% Senior Subordinated Notes. The Facility matures on March 31, 2006.

     As of September 30, 2002, the Company was in compliance with all covenants under the Facility and availability under the Facility was $52.4 million. The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.


Critical Accounting Policies

     As  disclosed  in  Note  1 to the  "Notes  to  the  Consolidated  Financial
Statements", the preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following accounting policies, which were disclosed in the Company's report on Form 10-K and for which there has been no change in their application as of September 30, 2002, affect the Company's more significant estimates used in the preparation of its consolidated financial statements:

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


ITEM 4.  Controls and Procedures

     Within 90 days prior to the filing date of this Quarterly Report the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation the CEO and CFO concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.



                            PART II OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

     During the quarter ended September 30, 2002, the Registrant did not file any reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                REMINGTON PRODUCTS COMPANY, L.L.C.


                                By:     /s/ Kris J. Kelley
                                  ----------------------------------------------
                                   Kris J. Kelley, Vice President and Controller

Date:  November 14, 2002

                                 CERTIFICATIONS

I, Neil P. DeFeo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Remington Products Company, L.L.C.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                     /s/ Neil P. DeFeo
                                     ----------------------------------------
                                     Neil P. DeFeo, Chairman, Chief Executive
                                      Officer and President

I, Alexander R. Castaldi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Remington Products Company, L.L.C.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002





                                        /s/ Alexander R. Castaldi
                                        -------------------------------------
                                        Alexander R. Castaldi, Executive Vice
                                         President, Chief Financial and
                                         Administrative Officer