Form 10-K
period 2002-12-31
REMINGTON PRODUCTS CO LLC
filed 2003-03-14
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 2002.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429
                                               333-07429-01

                       Remington Products Company, L.L.C.
                             Remington Capital Corp.
           (Exact name of registrants as specified in their charters)


                                                              06-1451076
      Delaware                                                06-1451079
--------------------------------                          -------------------
(State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                             Identification Nos)

60 Main Street, Bridgeport, Connecticut                              06604
---------------------------------------                           -----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:           (203)  367-4400
                                                              ---------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each class          Name of each exchange on which registered
                  None                                 None
-----------------------------------   -----------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes        No  X
                                      -----     -----

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

Products

     The Company's principal personal care products consist of the following product categories:

     Shaver and Grooming Products. The Company distributes a complete line of shaver and grooming products, including men's and women's shavers, beard and mustache trimmers, nose and ear trimmers, haircut kits and related accessories. The Company's primary men's electric shavers consist of the MicroScreen(R) line of single, dual and triple foil shavers as well as the MicroFlex(R) line of rotary shavers marketed in North America and the Fast Track(R) line of rotary shavers marketed internationally. The women's electric shaver category includes a full line of women's Smooth & Silky(R) wet/dry shavers as well as epilators. The Company distributes electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), preshave products and cleaning agents. Grooming products consist of the Precision(R) line, including beard and mustache trimmers, nose hair and ear hair trimmers, and personal groomers, which offer a selection of grooming accessories, as well as a line of home haircut kits. Shaver and grooming products accounted for approximately 64%, 58% and 52% of the Company's net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

     Hair Care and Wellness. The hair care products consist of hair dryers, hairsetters, curling irons, hair crimpers and straighteners, hot air brushes and lighted mirrors. The hair dryer products include the Company's Vortex(R) hair dryer, and Pro Air(R) chrome dryers. The Company's hairsetter products include the Remington Twisters(R), Express Set(R) hairsetter and the Smart Setter(R) hairsetter, all of which incorporate proprietary technologies of color change and wax core. The curling iron products include Remington's Super Smooth(R) brand using Teflon(R) non-stick technology which is exclusive to Remington's haircare products. Wellness products consist primarily of Remington's paraffin wax hand spas and foot spas. The Company has decided to de-emphasize its wellness products by eliminating fad products and continuing to offer only certain more established products. Hair care and wellness products accounted for approximately 25%, 29% and 31% of the Company's net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

     Other Products. Remington sells a variety of Remington and non-Remington brand personal care products through the Company's service stores, and has also distributed other small appliances, such as vacuums and electric irons, in certain markets.

Distribution

     The Company's products are sold in the United States and internationally in many countries through mass merchandisers, catalog showrooms, drug store chains and department stores, in addition to the Company's service stores.

     In the United States, the Company sells products through mass-merchant retailers such as Wal-Mart, K-Mart and Target, department stores such as Sears, Federated and Kohls, drug store chains including Walgreens, Rite Aid and Eckerd, and Remington's own service stores. Throughout the United States, the Company's products are sold through in excess of 20,000 retail outlets. In addition, the Company markets and distributes its products through television direct to consumer retailing with stations such as QVC and Internet retailers such as drugstore.com, as well as the Company's own website, remington-products.com.

     On a worldwide basis, Wal-Mart accounted for approximately 30% of the Company's net sales during the years ended December 31, 2002 and 2001 and approximately 25% of the Company's net sales during the year ended December 31, 2000. No other customer accounted for more than 10% of the Company's net sales in the three year period ended December 31, 2002.

U.S. Service Stores

     As of March 1, 2003, the Company owned and operated a chain of 69 service stores in the United States. During 2002 there were an average of 77 stores open compared to an average of 88 stores in 2001 and 93 stores in 2000. The number of stores has declined over the last several years as the Company has determined to de-emphasize this segment in favor of investing in its other businesses. The stores are primarily located in shopping malls and outlet malls and sell and service a variety of Remington and non-Remington shavers, personal care and other products. The service stores also oversee sales of replacement parts to approximately 300 independent authorized shaver service dealers across the United States. In 2002, 2001 and 2000 the Company's U.S. Service Stores segment generated approximately 9%, 11% and 12%, respectively, of the Company's net sales.

Suppliers

     All of the Company's finished goods inventories are manufactured for the Company by third party suppliers primarily located in China and Japan. The Company maintains ownership of tools and molds used by many of its suppliers. The Company's most significant suppliers, Izumi Products, Inc., Raymond Industrial Ltd., and Specialife Industries, Ltd., accounted for approximately 45% of the Company's overall cost of sales in 2002. Remington has had a relationship with its suppliers for many years and management considers its present relationships to be good.

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

     During 2002, 2001 and 2000, research and development expenditures by the Company amounted to approximately $3.4, $4.3 and $4.2 million, respectively.

Patents and Trademarks

     The Company owns over 400 patent and patent applications in various countries for both design and utility. The Company's patents primarily cover electric shavers, cutting and trimming mechanisms and hair care and wellness products. In addition, the Company maintains over 1,300 different trademarks around the world which are utilized in connection with its products.

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

     Remington competes with established producers of foil and rotary shavers, such as Koninklijke Philips Electronics, N.V. ("Philips") and The Gillette Company, including its Braun Division, in the U.S. and International electric shaver and grooming markets. The Company's major competitors in the hair care market are Conair and Helen of Troy. There are no substantial barriers to entry for new competitors in the personal care products industry. However, companies that are able to maintain or increase the amount of retail shelf space allocated to their respective products may gain a competitive advantage.

     The rotary shaver market is significant outside the United States. The continued expansion of sales of the Company's rotary shavers outside the United States will be affected by, among other factors, the outcome of ongoing legal actions between the Company and Philips with respect to trademarks and designs registered by Philips outside the United States. See Item 3. Legal Proceedings.

Employees

     As of March 1, 2003, the Company employed approximately 750 people worldwide of which approximately 90 were employed part-time in the Company's service stores. None of the Company's employees are represented by a union. Remington believes that its relations with its employees are good.

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

International Operations and Distribution

     Remington's International segment generated approximately 27% of the Company's net sales in 2002 and 2001, respectively and approximately 31% of the Company's net sales in 2000. The Company's international network of subsidiaries and distributors currently extends to over 85 countries worldwide. The Company distributes its products through direct sales forces located in the United Kingdom, Germany, Italy, France, Ireland, Australia and New Zealand. In all other parts of the world the Company distributes its products through local distributors.

     The Company distributes products internationally through department stores, catalog showrooms, mass merchandisers, drug stores, specialized shaver shops and mail order distributors as well as through the Company's 10 service stores in the United Kingdom. In June 2000, the Company sold its 12 service stores in Australia.

     Additional financial information relating to Remington's international operations is set forth in Note 13 (Business Segment and Geographic Information) of the "Notes to Consolidated Financial Statements" of the Company appearing elsewhere herein.

Risk Factors

     In connection with a review of this Annual Report on Form 10-K, the following risk factors should be considered carefully.

     Debt. Remington has a significant amount of indebtedness. As of December 31, 2002 the Company had outstanding indebtedness of approximately $187 million or approximately $154 million net of cash and cash equivalents. Remington's substantial indebtedness could have important consequences. For example, it could:


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

     Any of the above listed factors could have a material adverse affect on Remington's business and results of operations and its ability to meet its obligations.

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

     Manufacturing Uncertainties. The Company depends on comparatively few suppliers. The vast majority of finished goods are manufactured by suppliers located in China and Japan. The Company's three most significant suppliers of finished goods in 2002 accounted for approximately 45% of the total cost of sales, with the largest supplier comprising approximately 21% of the total cost of sales. Any adverse change in any of the following could have a material adverse effect on Remington's business:

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

     Remington depends on a single manufacturing facility for certain essential parts of its products. Remington manufactures the majority of its foil cutting systems, using specially designed machines and proprietary cutting technology, at its sole company-owned manufacturing facility in Bridgeport, Connecticut. This manufacturing facility is subject to the normal hazards that could result in any material damage to any such facility. Damage to this facility, or prolonged interruption in the operations of this facility for repairs or other reasons, would have a material adverse effect on Remington's financial position and its results of operations.

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

     Net  sales  to  the  Company's   five  largest   customers   accounted  for
approximately 50% of its total net sales in 2002. Wal-Mart accounted for approximately 30% of its net sales worldwide during 2002. No other customer accounted for more than 10% of the Company's worldwide net sales in 2002. Although the Company has long-established relationships with many of its customers, it does not have long-term contracts with any of its customers. A decrease in business from any of the Company's major customers could have a material adverse effect on the Company's financial condition and results of operations.

     On January 22, 2002, Kmart, one of the Company's largest U.S. customers, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. While the outcome of the bankruptcy case can not be predicted, the Company continues to ship product to Kmart and is hopeful that the customer will successfully reorganize and emerge from bankruptcy in 2003, as announced. However, if the customer is unsuccessful in reorganizing, there could be a short-term material adverse effect to the Company's operating results. It is the Company's belief that continued consumer demand for its products would ultimately be absorbed by the Company's other customers, although there can be no assurance of this. Kmart accounted for approximately 7% of the Company's net sales for each of the fiscal years ended December 31, 2002, 2001 and 2000. The Company has no pre-petition receivables from Kmart.

     Currency Risk. The Company is subject to foreign currency fluctuations as a result of its foreign operations. In 2002, 31% of the Company's net sales were made outside the United States. The U.S. dollar value of the Company's sales varies with currency exchange rate fluctuations. Changes in currency exchange rates could have an adverse effect on results of operations and the Company's ability to meet interest and principal obligations on its debt. The Company's results of operations are affected by changes in exchange rates. The Company's foreign subsidiaries sell products in local currency. While many of the Company's selling and distribution costs are also denominated in these currencies, a large portion of product costs are U.S. dollar denominated. The Company takes precautions against these fluctuations by entering into foreign exchange forward contracts, which, in effect, lock in U.S. dollar exchange rates for products which the Company's foreign subsidiaries purchase. However, there can be no assurance that significant changes in currency exchange rates will not have an adverse impact on the Company's business or results of operations.

     Managing Growth. The Company may be unsuccessful in managing the growth of its business or integrating possible future acquisitions. It cannot be assured that the Company will be able to either identify and acquire attractive acquisition candidates at prices and on terms favorable to it or succeed at effectively and profitably managing the integration of an acquired business.

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

     Litigation. The Company is engaged in a number of active litigations. In addition to litigation arising in the ordinary course of business, the Company is involved in a series of legal disputes with Philips. In each of several related actions which are pending in the United Kingdom, Philips has alleged that the sale of Remington's rotary shavers infringes upon registered trademarks owned by Philips. Accordingly, Philips is seeking damages and injunctions relating to the rotary shavers which Remington sells in the United Kingdom.
Remington is defending these actions vigorously and has filed counterclaims alleging the invalidity of Philip's trademarks. The Company has filed preemptive claims against Philips in each of France and Italy seeking to nullify rotary shaver trademarks held by Philips in these countries. In response to Remington's claims and the sale by Remington of its rotary shavers, Philips has filed counterclaims alleging trademark infringement by Remington. It cannot be assured that the consequences of any adverse findings against Remington in these litigations will not have an adverse effect on the Company's financial position or results of operations.


ITEM 2.  Properties

     The following table sets forth information as of March 1, 2003 concerning the principal facilities of the Company.


Facility                   Function                              Square Feet

Bridgeport, CT             Headquarters (Owned)                      40,000
Bridgeport, CT             Manufacturing (Owned)                    167,000

     In addition to these properties, Remington leases offices and/or warehouse space in the United States, Canada, the United Kingdom, Germany, France, Italy, Ireland, Australia, New Zealand, Hong Kong and China. Remington also leases retail space for its 79 service stores, of which 69 are in the United States and 10 are in the United Kingdom. Leases for service stores generally extend up to five years. The majority of the leases contain escalation clauses, which provide for increases in rent to enable the lessor to recover future increases in certain operating costs. Certain leases require additional payments based on sales volume.

ITEM 3.  Legal Proceedings

     The Company is involved in a number of international litigations with Philips relative to intellectual property rights, including trademarks owned by Philips, relating to the shape of the head portion of Philips' three headed rotary shaver. It is essential to the Company's efforts to continue to sell rotary shavers in countries where such trademark and other intellectual property rights are in dispute and that it be successful in these litigations. Following is a summary of these litigations.

Koninklijke Philips Electronics N.V. v. Remington Consumer Products Limited
(U.K.)

     This action involves a claim by Philips that Remington's sale of rotary shavers in the United Kingdom infringed its design patent and trademark. Philips had been seeking an injunction and damages with respect to all rotary shavers sold by Remington. Remington is vigorously defending the action. Pursuant to the judgment after trial, the court found that Remington did not infringe Philips' design patent or trademark and that Philips' trademark was invalid. Philips appealed the judgment with respect to the trademark issue and on May 5, 1999, the Court of Appeal, in a "provisional view," upheld the decision of the High Court that there was no infringement by Remington of the registered trademark and that the registered trademark was invalid. The Court of Appeal held that the issues between the parties raised difficult questions of construction of the Trademark Directive of the European Community and referred questions relating to the construction of this Directive to the European Court of Justice (the "ECJ") for its opinion.

     On June 18, 2002, the ECJ rendered its decision in the case. In its decision, which will govern the trademark laws of each of the fifteen member countries of the European Union, the ECJ ruled in conformity with the arguments that had been advanced by the Company to the effect that a shape consisting exclusively of the shape of a product is unregistrable as a trademark (or is subject to being declared invalid if it had been registered as a trademark) if it is established that the essential functional features of that shape are attributable only to the technical result. The ECJ further ruled that the inability to register such a shape as a trademark (or the trademark being subject to being declared invalid) cannot be overcome by establishing that there are other shapes which allow the same technical result to be obtained. Management of the Company believes that the decision of the ECJ will result in the affirmation by the U.K. Court of Appeal of its provisional decision, although no assurance can be given in this regard.

     On February 15, 2000, Philips commenced a second action against Remington in the High Court of Justice of the United Kingdom. This second suit alleges that the sale of Remington's rotary shavers infringes a registered trademark of Philips. Philips seeks injunctive relief, mandatory delivery or destruction of the allegedly infringing articles, money damages, and other relief. This second case differs from the first action described above only in that it involves a registered trademark which differs in minor respects from the registered trademark at issue in the first action. The Company believes that the issues are the same in both actions and that the outcome of the second action will ultimately be determined based on the outcome of the first action. The second suit had been stayed by agreement of the parties pending the determination of the ECJ in the first action. It is currently expected that this second action will proceed to trial in the High Court later in 2003.

Remington Consumer Products Limited v. Koninklijke Philips Electronics N.V. (France)

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

     On or about October 26, 2000, Philips filed a second Writ of Summons in the Paris Lower Civil Court seeking a preliminary injunction to prohibit Remington from selling its rotary shavers. The hearing in this matter occurred on November 15, 2000 and, on December 4, 2000, the Court issued its order denying Philips' request for an injunction. On December 22, 2000, Philips filed a Writ of Summons with the Paris Court of Appeal seeking the injunction referred to above. The hearing in this matter occurred on January 10, 2001 and, on February 7, 2001, the Court of Appeal affirmed the denial of Philips' request for an injunction. A hearing on the merits in the principal action is currently expected to occur in April 2003.

Remington Consumer Products Limited v. Koninklijke Philips Electronics NV
(Italy)

     This action involves a preemptive claim filed by Remington against Philips in the Tribunal of the City of Milan on May 15, 2000 seeking the nullification of Philips' rotary shaver head trademarks in Italy and a declaration that the sale of Remington's rotary shavers does not constitute trademark infringement or unfair competition on the part of Remington. On or about November 15, 2000, Philips filed a Writ of Summons with the Court asserting trademark infringement against Remington and seeking an injunction and damages with respect to all rotary shavers sold by Remington. Remington is vigorously defending the action. A hearing on the matter was held on March 6, 2001, at which time Philips withdrew its request for an injunction. A hearing on the merits in the principal action is currently expected to occur later in 2003.

Koninklijke Philips Electronics N.V. v Remington Products GmbH (Germany)

     On August 16, 2002, Philips commenced an action against Remington Products, GmbH, a subsidiary of Remington, in the District Court of Cologne, Germany. This suit seeks to enjoin the sale of Remington's rotary shavers in Germany and other relief, and alleges that the sale of Remington's rotary shavers infringes Philips' registered trademark and constitutes unfair competition under German law. On August 20, 2002, the Cologne court granted an injunction to Philips under the German Unfair Competition Act, thereby prohibiting the offer and sale of these shavers in Germany. Remington has appealed this decision and this appeal is currently scheduled to be heard by the Cologne Second Instance Court on April 4, 2003. On September 5, 2002, Philips commenced a main action against Remington Products, GmbH in the District Court of Cologne to accompany the suit for an injunction described above. This action seeks to enjoin the sale of Remington rotary shavers, money damages and other relief. A hearing on the merits of the principal action is currently expected to occur later in 2003.

Koninklijke Philips Electronics N.V. v River International, S.A. (Spain)

     On December 5, 2002, Philips commenced an action against River International, S.A. ("River"), the distributor of Remington's rotary shavers in Spain, in the Court of First Instance of Barcelona. This suit seeks to enjoin the sale of Remington rotary shavers in Spain, withdrawal from the Spanish market of the Remington rotary shavers, money damages and other relief. Pursuant to an indemnity agreement between the parties, Remington has undertaken to indemnify River for all of River's costs and expenses associated with this litigation. On January 27, 2003, the court granted an injunction to Philips and required that it post a bond with the court in the amount of 700,000 Euros per year in order to enforce the injunction. However, the Court also indicated that the injunction would not be enforced in the event River also posted a bond in the identical amount with the court. River has appealed this decision, and a hearing relative to the appeal is currently expected to occur later in 2003. A hearing on the merits in the principal action is also currently expected to occur later in 2003. On March 12, 2003, Remington commenced an action against Philips in the Court of First Instance of Barcelona seeking to cancel Philips' registered trademark in Spain. No hearings have been scheduled as yet in this litigation.

     In view of the decision of the ECJ, the Company believes that the law within the European Union with respect to the registrability by Philips as a trademark of the shapes of its rotary shaver heads as currently in existence has been resolved in Remington's favor and is therefore settled. However, the Company believes that it is likely that Philips will continue to initiate litigation against it based on trademark infringement in countries where the Company seeks to sell its rotary shavers. The Company further believes that pending and future litigation within the European Union between the Company and Philips based on the sale by Remington of three-headed rotary shavers will also involve questions as to whether the sale of the Remington shavers violates national laws of member countries which govern unfair competition. The Company does not believe that such sales violate any such unfair competition laws. No assurance, however, can be given as to the ultimate outcome of pending or future litigation between the parties with respect to these matters. At the present time, the Company cannot assess the damages that it would incur in the event it were to lose one or more of the pending or future litigations with Philips, although it does believe that such a loss or losses would not have a material adverse effect on its consolidated financial position or results of operations. Pursuant to the terms of an agreement with Izumi Products Company dated April 1, 1996, as amended, all expenses and losses, including any potential damages, arising from or in connection with these litigations will be shared equally with Izumi.

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

     No matters were submitted to a vote of securities holders during the fourth quarter of 2002.

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

(b) Holders

     As of March 1, 2003, there were two beneficial owners of the Equity.

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

(d) Recent Sales of Unregistered Securities

    None.


ITEM 6.   Selected Financial Data

     The following table summarizes selected financial information and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein (in thousands):

                                                                  Year Ended December 31,
                                     -----------------------------------------------------------------------------
                                       2002              2001               2000           1999             1998
                                     --------          --------           --------       --------         --------
Statement of  Operations Data:

Net sales                             $365,061          $356,022         $342,180        $299,500        $252,300

Operating  income                       40,157             1,903           38,255          29,120           6,016

Interest expense, net                   24,196            26,341           24,368          21,494          20,499

Net income (loss) (1)                   16,773           (23,381)          12,737           6,035         (15,337)

Depreciation and amortization            3,402             5,834            5,753           5,555           5,169

Balance Sheet Data (at period end):

Working capital                        $82,552           $87,446         $106,039         $85,053         $68,294

Total assets                           235,116           241,736          242,487         223,990         195,727

Total debt                             187,090           213,042          203,266         195,841         187,668

Total debt, net of cash & cash
equivalents                            154,244           208,955          192,924         185,970         183,419

Cumulative  Preferred Dividend (2)      73,335            58,243           44,835          32,921          22,336

-------------------------------
     (1) Due to the  fact  that  the  Company  is a  limited  liability  company
("L.L.C.") federal income taxes on net earnings of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for federal income taxes for the Company. However, certain state and local jurisdictions do not recognize L.L.C. status for taxing purposes and require taxes to be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes.
     (2) Dividend payments are subject to restrictions by the terms of the Company's debt agreements. See Note 6 of the "Notes to Consolidated Financial Statements."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth the Company's consolidated statements of operations, including net sales by its North American, International and U.S. Service Stores operating segments, as well as the Company's consolidated results of operations expressed as a percentage of net sales for the years ended December 31, 2002, 2001 and 2000 (in millions except for percentages). In accordance with new accounting profession guidelines, net sales for all periods reflect reductions for certain costs which have been reclassified, primarily the cost of cooperative advertising with trade customers which were previously included in selling, general and administrative expenses. The discussion should be read in connection with the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.

                                          2002                           2001                          2000
                                     ------------------           ----------------------       --------------------
                                       $            %               $                %           $              %
                                     -----         ----           -----            -----       -----          -----
     Net Sales:
     North America                   $232.7       63.8             $220.5          61.9         $192.1         56.1
     International                     99.0       27.1               96.8          27.2          107.4         31.4
     U.S. Service Stores               33.4        9.1               38.7          10.9           42.7         12.5
                                     -------     ------            -------        ------        -------       ------
                                      365.1      100.0              356.0         100.0          342.2        100.0
     Cost of sales                    210.0       57.5              230.5          64.7          196.5         57.4
                                     -------     ------            -------        ------        -------       ------
     Gross profit                     155.1       42.5              125.5          35.3          145.7         42.6

     Selling, general and
      administrative expenses         114.4       31.4              121.7          34.3          105.4         30.8

     Amortization of intangibles        0.5        0.1                1.9           0.5            2.0          0.6
                                     -------     ------            -------        ------        -------       ------
     Operating Income:
     North America                     37.4       10.2               21.3           5.9           32.4          9.5
     International                      4.6        1.3              (15.3)         (4.3)           8.5          2.5
     U.S. Service Stores                1.6        0.4                1.7           0.5            3.2          0.9
     Depreciation and
       amortization                    (3.4)      (0.9)              (5.8)         (1.6)          (5.8)        (1.7)
                                     -------     ------            -------        ------        -------       ------
     Total operating income            40.2       11.0                1.9           0.5           38.3         11.2

     Interest expense, net             24.2        6.6               26.3           7.4           24.4          7.2
     Other expense (income)            (1.0)      (0.3)               2.1           0.5            0.8          0.2
                                     -------     ------            -------        ------        -------       ------
     Income (loss)before
       income taxes                    17.0        4.7              (26.5)         (7.4)          13.1          3.8
     Provision (benefit)for
       income taxes                     0.2        0.1               (3.1)         (0.8)           0.4          0.1
                                     -------     ------            -------        ------        -------       ------
     Net income (loss)               $ 16.8        4.6%            $(23.4)         (6.6%)       $ 12.7          3.7%
                                     =======     ======            =======        ======        =======       ======

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Net Sales. Net sales for the year ended December 31, 2002 were $365.1 million, an increase of 3% compared to $356.0 million for the year ended December 31, 2001. This increase is attributable primarily to the North American segment which experienced continued strong growth. Net sales in the International segment increased over the prior year as a result of the positive impact of foreign currency fluctuations while sales in the U.S. Service Stores segment decreased. Excluding the positive impact of foreign currency consolidated net sales increased 1% over the prior year.

     Despite a weak retail environment in 2002, net sales in North America for the year ended December 31, 2002 increased 6% to $232.7 million compared to $220.5 million for the year ended December 31, 2001. Shaver and grooming sales continued to drive the growth while sales of haircare products also experienced moderate growth. Both of these increases were primarily the result of new product introductions occurring over the last two years and increased distribution, primarily at existing customers. Sales of wellness products decreased significantly as a result of the Company's decision to de-emphasize this product line by eliminating fad products and continuing to offer only certain more established products.

     International net sales were $99.0 million for the year ended December 31, 2002, an increase of 2% compared to $96.8 million for the year ended December 31, 2001. Excluding the $6.2 million positive impact of foreign currency, sales in the International segment actually decreased 4% from the prior year. Higher sales of shaver, grooming and haircare products were offset by lower sales of wellness products.

     Net sales through the Company's U.S. Service Stores decreased 14% to $33.4 million for the year ended December 31, 2002 compared to $38.7 million for the year ended December 31, 2001. The decrease was due to an average of eleven fewer stores open during the year ended December 31, 2002 as well as a 6% decrease in same store sales, defined as all stores operating for twelve months in 2002 and in 2001. The number of stores has declined over the last several years as the Company de-emphasizes this segment in favor of investing in its other businesses.

     Gross Profit. Gross profit was $155.1 million or 42.5% of net sales for the year ended December 31, 2002 compared to $125.5 million or 35.3% of net sales for the year ended December 31, 2001. The increase in gross profit was due primarily to $19.4 million in charges incurred in the second and fourth quarters of 2001, as referred to below. Also contributing to the improved gross profit in 2002 was the increase in sales and margin percentage of shaver, grooming and haircare products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $114.4 million or 31.4% of net sales for the year ended December 31, 2002 compared with $121.7 million or 34.3% of net sales for the year ended December 31, 2001. The decrease was due primarily to $7.0 million in charges incurred in the second and fourth quarters of the prior year, as referred to below. Also impacting selling general and administrative expenses in 2002 were lower distribution expenses resulting from process improvements in the area of logistics and a shift in product mix away from heavier and bulkier wellness products. This decrease in distribution expense was mostly offset by an increase in other administrative expenses, relating principally to an increase in incentive bonus expense.

     Operating Income. Operating income for the year 2002 increased to $40.2 million compared to $1.9 million in 2001. The increase in operating income is attributable to the higher sales and margins and lower selling, general and administrative expenses. Also impacting operating income was a decrease of $1.4 million in intangible amortization as a result of the discontinuance of goodwill and tradename amortization in accordance with new accounting rules under SFAS No. 142, Goodwill and Other Intangible Assets.

     Net Interest Expense. Net interest expense decreased to $24.2 million for the year ended December 31, 2002 compared to $26.3 million for the year ended December 31, 2001. The decline was the result of lower average borrowings during 2002. Partially offsetting this decline were slightly higher average interest rates during 2002 resulting from the sale of $50 million of additional senior subordinated notes in April 2001.

     Other Expense (Income). Other income was $1.0 million for the year ended December 31, 2002 compared to other expense of $2.1 million for the year ended December 31, 2001. The change from year to year is due principally to the impact of fluctuations in foreign currency rates on U.S. dollar denominated obligations of the Company's International segment and the resulting recognition of unrealized currency gains and losses in 2002 and 2001, respectively.

     Provision (Benefit) for Income Taxes. The net provision for income taxes was $0.2 million for the year 2002 compared to a net benefit in 2001 of $3.1 million. The current year provision was the result of pretax earnings generated within the Company's International segment, while the prior year's provision was the result of pretax losses generated within the Company's International segment.


Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000


     Overview. For the year ended December 31, 2001, the Company reported net sales and operating income of $356.0 million and $1.9 million, respectively, compared to $342.2 million and $38.3 million, respectively, in the prior year. Higher sales versus year ago were attributable to the strength of the Company's North American business, particularly its shaver and grooming line. Offsetting higher operating income from the higher sales were the following factors: (1) Fourth quarter charges of $9.9 million related primarily to obsolete products;
(2) $13.0 million in unexpected costs recognized in the second quarter of 2001 primarily related to the Company's U.K. subsidiary; (3) Higher customer returns provisions, and higher distribution and other costs, and (4) Other one-time fourth quarter charges of $3.5 million for customer credit and other costs.

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

     Of the $13.0 million of unexpected second quarter costs, $11.0 million related to the Company's business in the U.K. This $11.0 million was comprised of $5.9 million associated with logistics operations, $2.7 million of inventory write-downs, $1.5 million of higher trade promotion costs and $0.9 million of other costs. Logistics costs in the U.K. business were impacted by unnecessary complexities in that business, including the proliferation of stock keeping units ("sku's") and the support required of the U.K. distribution facility for the Company's operations in Continental Europe. In order to address this situation, the Company in the third quarter of 2001 completed its transition to new third party distribution centers in the U.K. and, to support the Company's business in Continental Europe, Germany. The second quarter of 2001 was impacted further by a $1.0 million charge to inventory to reflect product discontinuations in North America. An additional $1.0 million of severance costs was recognized by the Company in the second quarter in connection with the initiative undertaken by it in the second quarter to simplify product offerings. Of the $13.0 million of unexpected costs recorded in the second quarter, $10.6 million negatively impacted gross profit and the balance of $2.4 million impacted selling, general and administrative costs.

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

     Net Sales. Net sales for the year ended December 31, 2001 increased 4% to $356.0 million compared to $342.2 million for the year ended December 31, 2000. The sales increase was driven by stronger sales in the Company's North American segment predominately in its shaver and grooming category. This increase was partially offset by decreased sales in the International and U.S. Service Stores segments.

     Net sales in North America increased 15% to $220.5 million for the year ended December 31, 2001, compared to net sales in the prior year of $192.1 million. Shaver and grooming sales continued their strong growth as a result of increased distribution at new and existing customers and new product introductions during the last two years. The haircare and wellness category also experienced sales growth in 2001 primarily as a result of the introduction of new products. The sales increase in each of these product lines was in part offset by higher provisions for sales returns and, in the case of haircare and wellness products, by lower pricing, all of which resulted from a weaker than expected holiday retail environment and competitive issues.

     Net sales for the International business decreased 10% to $96.8 million in 2001 compared to $107.4 million in 2000. Most of this decline was due to the negative impact of foreign currency. The balance of the decline was due primarily to the combination of weaker sales in the U.K., due in part to logistics difficulties and lower sales in Australia resulting from a weaker economic environment and the sale of the Australian Service Stores in the third quarter of 2000, partially offset by sales increases in continental Europe.

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

     Gross Profit. Gross profit was $125.5 million, or 35.3% of net sales for the year ended December 31, 2001 compared to $145.7 million, or 42.6% of net sales for the year ended December 31, 2000. The positive margin impact of increased shaver and grooming sales in North America was more than offset by fourth quarter charges of $8.8 million primarily associated with obsolete haircare and wellness products and $10.6 million of the second quarter unexpected costs referred to above. The gross margin was further impacted by higher provisions for sales returns, as well as the lower pricing in the haircare and wellness category resulting from a weaker holiday retail environment and competitive issues. Also impacting gross profit was the negative impact of foreign currency on product costs in the International segment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $121.7 million or 34.3% of net sales for the year ended December 31, 2001, compared to $105.4 million or 30.8% of net sales for the year ended December 31, 2000. Included in selling, general and administrative expenses in 2001 are $4.6 million of fourth quarter charges primarily associated with customer credit, office consolidation and other charges, and $2.4 million of the unexpected costs recorded in the second quarter. In addition, higher distribution costs related to heavier and bulkier wellness products and the moving and consolidation of distribution centers in the U.S. and Europe also impacted the increase over the prior year.

     Operating Income. Operating income for the year ended December 31, 2001 was $1.9 million, or 0.5% of net sales, compared to $38.3 million or 11.2% in 2000. Despite an increase in net sales, the lower gross profit and higher selling, general and administrative expenses, as discussed above, resulted in the significant decline in operating income.

     Net Interest Expense. Net interest expense increased to $26.3 million in 2001 compared to $24.4 million in 2000. The increase was the result of higher average borrowings in 2001 versus 2000 and was partially offset by lower interest rates and lower amortization of deferred financing costs.

     Other Expense (Income). Other expense was $2.1 million in 2001 compared to $0.8 million in 2000. The higher expense is due primarily to unrealized currency losses incurred by the International segment.

     Provision (Benefit) for Income Taxes. The net benefit for income taxes was $3.1 million in 2001 compared to a net provision of $0.4 million in 2000. The net benefit in 2001 relates primarily to pretax losses generated by the Company's U.K. operations.

Liquidity and Capital Resources

     For the year ended December 31, 2002, the Company generated $58.5 million in cash from operating activities, compared to a usage in the prior year of $4.3 million. As a result of process improvements in the area of logistics and the simplification of product offerings, inventory levels at the end of 2002 were $26.1 million lower than at the end of 2001. This reduction, along with a significant improvement in earnings and reduction in accounts receivable, were the primary reasons for the improvement in cash flows from operations.

     The Company's operations are not capital intensive. During 2002 and 2001, the Company's capital expenditures, including tooling for new products, amounted to $2.1 million and $4.3 million, respectively. The decline in 2002 was primarily the result of a lower investment in tooling stemming from a reduction in new product introductions and the de-emphasis of the wellness product line. Capital expenditures for 2003 are anticipated to be approximately $4 million as tooling for new products is expected to increase.

     During 2002, the Company's total borrowings, excluding currency impacts, decreased by $27.8 million. Cash increased by $28.3 million excluding currency impacts, thereby reducing net borrowings by $56.1 million. This reduction in net borrowings was the result of the significant improvement in cash flows from operations.

     The Company's primary sources of liquidity are cash and funds generated from operations and borrowings under its $110.0 million asset based revolving credit facility (the "Facility"). Borrowings under the Facility are subject to a borrowing base of 85% of eligible receivables and 60% of eligible inventories and mature on March 31, 2006. On November 22, 2002 the Facility was amended to allow the Company, subject to certain restrictions, to repurchase up to a maximum of $20 million of Senior Subordinated Notes during 2003 and up to $10 million per year thereafter, not to exceed $40 million in the aggregate during the term of the Facility.

     As of December 31, 2002 the Company was in compliance with all covenants under the Facility and availability under the Facility was approximately $62 million in addition to the Company's cash of $32.8 million. The Company believes that its cash balances together with cash generated from operations and borrowing resources will be adequate to permit the Company to meet its working capital requirements, debt service requirements and capital expenditure requirements for the next twelve months, although no assurance can be given in this regard.

     The following table summarizes the Company's contractual obligations as of December 31, 2002:


                                                          Payments due by period (in millions)
                                             -------------------------------------------------------------
                                              Less than       1 to 3       4 to 5      After 5
                                                1 year         years        years        years      Total
                                             ----------      --------     --------     --------    -------
     Short Term Borrowings                      $1.6            $ -       $    -         $  -       $  1.6
     Senior Subordinated Notes                     -              -        180.0            -        180.0
     Revolving Credit Facility                     -              -          5.0            -          5.0
     Capital Leases                              0.4            0.2            -            -          0.6
     Operating Leases                            4.0            4.5          2.1          3.8         14.4
     Purchase Obligations                       37.9            2.0          0.4            -         40.3
     Other Long-Term Obligations                   -              -            -          0.7          0.7
                                               ------          ----       ------         ----       ------
     Total Contractual Obligations             $43.9           $6.7       $187.5         $4.5       $242.6
                                               =====           ====       ======         ====       ======

     In addition to the items listed in the table above, the Company had outstanding letters of credit of $1.3 million as of December 31, 2002. The Company does not engage in any activities involving special purpose entities or off-balance sheet financing.


Critical Accounting Policies

     The Company's accounting policies are more fully described in Note 1 to the "Notes to the Consolidated Financial Statements" of the Company appearing elsewhere herein. As disclosed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following accounting policies affect the Company's more significant estimates used in the preparation of its consolidated financial statements:

Revenue Recognition:
     Revenue from product sales is recognized, net of estimated sales returns, and other allowances when goods are shipped and title passes to the customer.

     The Company recognizes an estimated allowance for sales returns when the sale is recorded. The Company continuously monitors historical return rates from customers. Using this information, the Company estimates the allowance for sales returns and adjusts this estimate for any specific knowledge that would not be reflected in the historical return rates.

     The Company recognizes allowances for certain promotional incentives to customers, primarily cooperative advertising, when the sale is recorded. The majority of these promotional incentives are covered by contract with the customer. Upon recognition of a sale, the Company estimates and records an allowance for promotional incentives based upon the terms of the contract and any other specific incentives offered to customers.

Allowance for Doubtful Accounts:
     The Company maintains an allowance for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments. The allowance is based upon specific knowledge of customers from whom collection is determined to be doubtful and the Company's historical collection experience with such customers.

Warranty Reserves:
     The Company maintains a reserve for its liability under the warranty provided on its products. The reserve is estimated based upon current sales volumes and past experience of warranty claims by the end consumer. In addition the Company considers other known factors including the current level of product quality in relation to historical levels.

Inventory Reserves:
     The Company's inventory is valued at the lower of cost or estimated market value. The Company regularly reviews inventory quantities on hand for slow moving or obsolete items based upon expected future demand. For such items, if it is estimated that the market value is below the original cost, the Company reduces the book value to the net amount expected to be realized upon sale. This reduction in value is charged to cost of sales. If demand does not meet management's expectations, additional inventory write-downs may be required.

Recent Accounting Pronouncements

     As more fully described in Note 1 and Note 4 of Notes to Consolidated Financial Statements, the Company is subject to new accounting standards. For a discussion of the impact of those new accounting standards upon the Company, see
Note 1 and Note 4.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks, which include changes in interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar. The Company has an established foreign exchange risk management policy and, in the normal course of business, uses derivative financial instruments, primarily foreign currency forward contracts and options, to manage its foreign currency risk. The Company uses these instruments only for risk management purposes and does not use them for speculation or for trading.

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

     Interest Rate Risk. As of December 31, 2002 the Company's debt portfolio was comprised of fixed rate debt consisting of $180.0 million of Senior Subordinated Notes and $6.6 million of variable rate debt, primarily borrowings under the Facility. For further details, refer to Note 6, of the "Notes to the Consolidated Financial Statements" of the Company appearing elsewhere herein.

     The Company's primary interest rate exposures relate to its fixed and variable rate debt, and any cash holdings. For the purposes of the sensitivity analysis, the potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate sensitive exposures resulting from an immediate 10% adverse change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest expense over a one year period due to an immediate 10% adverse change in rates. A hypothetical 10% adverse change in interest rates does not have a material impact on the fair values, cash flows or earnings of the Company for either 2002 or 2001.

     Foreign Currency Risk. Foreign currency risk is managed by the use of foreign currency forward contracts and options. The Company's principal currency exposures are in British pounds, euros and Australian and Canadian dollars.

     The Company's primary currency rate exposures relate to its intercompany debt, cash and foreign currency forward contracts and options. For the purposes of this sensitivity analysis, the potential loss in fair values is based on an immediate change in the U.S. dollar equivalent balances of the Company's currency exposures due to a 10% adverse shift in currency exchange rates. The potential loss in cash flows and earnings is based on the change in cash flow and earnings over a one-year period resulting from an immediate 10% adverse change in currency exchange rates. A hypothetical 10% adverse change in the currency exchange rates does not have a material impact on the fair values, cash flows or earnings of the Company for either 2002 or 2001.

ITEM 8.   Financial Statements and Supplementary Data

     The Company's financial statements and supplementary data are included elsewhere herein as outlined on page F-1.


ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None

                                    PART III


ITEM 10.   Directors and Executive Officers of the Registrant.

     The following table sets forth certain information as of March 1, 2003 with respect to each executive officer of the Company and individuals who are directors on the Remington Management Committee.



Name                                Age              Positions and Offices
----                                ---              ---------------------
Neil P. DeFeo                        56              Chairman, Chief Executive Officer, President and Director
Joel K. Bedol                        51              Vice President, General Counsel and Secretary
Alexander R. Castaldi                52              Executive Vice President, Chief Financial and Administrative Officer
Lester C. Lee                        43              President, Remington North America
Timothy G. Simmone                   37              Senior Vice President, Chief Technical Officer
Norman W. Alpert                     44              Director
Vernon A. Brunner                    62              Director
William B. Connell                   62              Director
Stephen P. Donovan, Jr.              62              Director
Victor K. Kiam, III                  43              Director
Kevin A. Mundt                       49              Director
Arthur J. Nagle                      64              Director
Daniel S. O'Connell                  48              Director
Robert L. Rosner                     43              Director
Steven M. Silver                     34              Director


     Neil P. DeFeo has been Chairman of Remington since September 2001 and has been Chief Executive Officer, President and a Director of the Company since January 1997. From 1993 to 1996, Mr. DeFeo was Group Vice President, U.S. Operations of The Clorox Company. For 25 years prior to 1993, Mr. DeFeo worked for Procter & Gamble in various executive positions, including Vice President and Managing Director, Worldwide Strategic Planning, Laundry and Cleaning Products. Mr. DeFeo is a director of Cluett American Investment Corporation, a Company in which Vestar or its affiliates has a significant equity interest, Driscoll's Strawberry Association, Inc. and Manhattan College.

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

     Timothy G. Simmone has been Senior Vice President, Chief Technical Officer, since February 14, 2001. Prior to this time he held the position of Vice President, Chief Technical Officer of the Company to which he was appointed in June 1997. From 1988 until 1997, he was employed by The Stanley Works Corporation in various engineering positions, most recently as Vice President, Product Development of the Stanley Fastening Systems Division.

     Norman W. Alpert has been a Director of Remington since May 1996. Mr. Alpert is a Managing Director of Vestar Capital and was a founding partner at its inception in 1988. Mr. Alpert is a director of Aearo Corporation, Cluett American Investment Corporation, Siegelgale Holdings, Inc., and MCG Capital Corp., all companies in which Vestar or its affiliates have a significant equity interest.

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

     William B. Connell has been a Director of Remington since 1996 and served as a director of Remington Products Company from 1990 to 1996. Mr. Connell is currently Chairman of EDB Holdings, Inc., a private venture capital group. Mr. Connell previously served as Vice Chairman of Whittle Communications, L.P. from 1992 to 1994 and served as its President and Chief Operating Officer from 1990 to 1992. In addition to Remington, Mr. Connell is currently a director of Dolphin Software, Inc., Information Resources, Inc. and Aurora Foods, Inc.

     Stephen P. Donovan, Jr. has been a director of Remington since February 2001. Mr. Donovan was employed with the Procter and Gamble Company, for more than 30 years holding a wide range of executive positions, most recently President, Global Beverage and North America Food & Beverage.

     Victor K. Kiam, III has been a Director of Remington since May 1996 and served as a director of Remington Products Company from 1992 to 1996. Mr. Kiam has been President of RPI Corp. since 1999 and previously served as Executive Vice President of RPI Corp. since 1996. He was employed by Remington Products Company from 1986 until 1996 in a variety of positions in manufacturing, sales and marketing, including Vice President Corporate Development In addition to Remington, Mr. Kiam is currently Chairman of PIC Design and Cirrus Healthcare Products.

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

     Daniel S. O'Connell has been a Director of Remington since May 1996. Mr. O'Connell is founder and the Chief Executive Officer of Vestar Capital. Mr. O'Connell is a director of Aearo Corporation, Cluett American Investment Corporation, Insight Communications Company, Inc., Sunrise Medical, Inc., St. John Knits, Inc. and Bird's Eye Foods Corporation, companies in which Vestar or its affiliates have a significant equity interest.

     Robert L. Rosner has been a Director of Remington since May 1996. Mr. Rosner is a Managing Director of Vestar Capital and was a founding partner at its inception in 1988. Mr. Rosner is also a director of SAB WABCO, AB and ZML Industries S.p.A. Mr. Rosner presently also serves as Managing Director of Vestar Capital Partners Europe.

     Steven M. Silver has been a Director of Remington since February 2001. Mr. Silver is a Managing Director of Vestar Capital and has been employed in various positions at Vestar Capital since 1995. Mr. Silver serves as a director of Cluett American Investment Corporation, Red Prairie Corporation, Inc. and Sunrise Medical, Inc., companies in which Vestar or its affiliates have a significant equity interest.

ITEM 11.   Executive Compensation

Compensation of Executive Officers

     The following Summary Compensation Table includes individual compensation information during each of the last three years for the Company's Chief Executive Officer and each of the next four most highly compensated executive officers of the Company who were serving as executive officers of the Company at the end of 2002 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company. The Named Executive Officers' respective titles are those in effect as of December 31, 2002.


                                                             Annual Compensation(1)              All Other
Name and Principal Position                      Year     Salary ($)(2)    Bonus ($)(3)      Compensation ($)(4)
---------------------------                      ----     -------------    ------------      --------------------
Neil P. DeFeo, CEO, President, and               2002        $600,000       $1,207,600              $6,000
Director                                         2001         600,000            -                   5,100
                                                 2000         596,828          953,800               5,250

Alexander R. Castaldi, Executive V.P.            2002         354,038          546,088               5,790
and Chief Financial and                          2001         347,307            -                   3,583
Administrative Officer                           2000         324,231          351,488               4,601


Lester C. Lee, President, U.S. Shaver and        2002         324,616          470,800               5,500
Grooming Division                                2001         276,769           67,340               5,100
                                                 2000         250,404          222,450               4,811

Joel K. Bedol, Vice President,                   2002         245,366          267,940                  -
General Counsel and Secretary                    2001         240,169            -                      -
                                                 2000         214,615          186,300              15,000(5)

Timothy G. Simmone, Senior V.P.,                 2002         213,365          215,072               4,733
Chief Technical Officer                          2001         206,308            -                   4,502
                                                 2000         194,651          146,724               4,574

-----------------------
 (1) Does not include value of perquisites and other personal benefits for any named executive officer since the aggregate amount of such compensation is the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the named executive.
 (2) Includes compensation earned during the year but deferred pursuant to the Company's Deferred Compensation Plan.
(3) Bonus amounts shown are those accrued for and paid after the end of the year and include amounts deferred pursuant to the Company's Deferred Compensation Plan.
(4) The amounts shown consist of Company matching contributions to the Company's 401(k) Plan unless otherwise noted.
(5)  Amount represents sign-on bonus.

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

Compensation Committee Interlocks and Insider Participation

     The compensation committee of the Management Committee of Remington is comprised of Messrs. Norman W. Alpert, Victor K. Kiam, III and Arthur J. Nagle.

Other Arrangements

     The Company has an employment agreement with Mr. DeFeo which, as amended, provides for his continued employment as President and Chief Executive Officer through January 2004, which will automatically renew for a period of two years, unless earlier terminated. The agreement provides for a base salary of not less than $600,000, and an annual bonus not less than 95% of base salary in the event the Company achieves 100% of the criteria established by the Management Committee for such year. The agreement provides for Mr. DeFeo to receive 24 months of salary continuation plus the annual bonuses he would have been entitled to if his employment is involuntarily terminated other than for "cause " or if he resigns for "good reason" (which includes a "change of control" of the Company), or 18 months of salary continuation plus 150% of his annual bonus in the event the agreement is not renewed by the Company or he resigns for "good reason" (by reason of a "change of control"). Change of control is defined in this agreement as when Vestar's beneficial ownership falls below 50% of the common equity interests in the Company, and Vestar no longer has the legal right to control management of the Company, provided that such change of control is not in connection with or after an initial public offering of the Company's stock. The Company is also required to provide Mr. DeFeo with term life insurance in the amount of not less than the sum of two times base salary plus $500,000.

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

     The Company has entered into an agreement with each of Messrs. Lee, Bedol and Simmone whereby each would be entitled to salary continuation for 6 months if his employment was involuntarily terminated other than for "cause" during the term of the applicable agreement, subject to the Change of Control Agreement described below.

     The Company has entered into Change of Control Agreements with Messrs. Castaldi, Lee, Bedol and Simmone pursuant to which they will be entitled to payments under certain circumstances in the event of the termination of their employment following a change of control of the Company (generally, a reduction of Vestar's ownership which renders it unable to elect a majority of the board of directors and significant changes in the composition of the board of directors of the Company). The agreements continue in effect until December 31, 2003, and are thereafter extendable for additional one-year periods, subject to termination by the Management Committee of the Company in the event the Company does not achieve annual earnings before interest, taxes, depreciation and amortization of at least $50 million. In the event of a "change of control" of the Company and subsequent termination of the employment of the executive within a period of twelve months following the change of control either by the executive for "good reason" or by the Company "without cause", the executive shall be entitled to an amount calculated as two years of salary and one year of bonus (based on the Company's existing bonus plan for the year in which the termination occurs), together with a continuation of benefits for a two-year period. The executive will be subject to a non-competition restriction during the two-year period following the termination of employment. The Change of Control Agreements supercede other severance programs, if any, that the executive may have with respect to termination of employment following a change of control.


Bonus Plan

     The Company has an annual bonus plan (the "Bonus Plan") which is designed to motivate each employee participant. Approximately 300 employees in the United States and 200 employees in the international operations will participate in the Bonus Plan in the year 2003. Under the Bonus Plan, each participating employee is assigned a target bonus award, representing a percentage of the employee's annual base salary that will be paid if predetermined performance goals are achieved. The target bonus awards represent up to 95% of annual base salary if the base performance goal is achieved, with additional amounts being payable to the extent such base performance goal is exceeded. Performance goals for the various divisions of the Company are established annually by the Compensation Committee of the Company.

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

Phantom Equity Program

     The Company has a Phantom Equity Program under which a maximum of approximately 20.2% of the value of the Company's Equity can be awarded to selected officers and other key employees of the Company and its affiliates. The Phantom Equity Program is comprised of time based, performance based and super performance based awards. All awards grant to the recipient a specified percentage of the Equity (the "applicable percentage").


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

     The performance and super performance based awards are similar to the time based awards except that performance based award vests in stages as the Company achieves specified performance targets while the super performance based award vests entirely upon the achievement of a single target. Payment of the awards does not occur until and is dependent upon the achievement of both a performance criteria and an event criteria. The event criterion is either a Company sale or Vestar's ownership falling below 10% of the Common Units. The Company has achieved the specified performance targets required for full vesting of the outstanding performance based awards. Any super performance based award which is not fully vested by December 31, 2004 will be automatically terminated.

     The Phantom Equity Program and all awards granted thereunder are subject to readjustment in the event of a reorganization of the Company required in connection with a refinancing, and the applicable percentages of such awards are subject to readjustment to take into consideration new issuances of Common Units or Preferred Equity.

     During 2002, Mr. Lee was granted time based awards and super performance based awards representing 0.1% and 0.09% of the Company's equity, respectively. No other additional phantom awards were issued to Named Executive Officers during 2002.

     The following table contains information with respect to outstanding phantom awards for each of the Named Executive Officers as of December 31, 2002:


                                                Amount of Equity                         Value of
Name                                         Underlying Awards (1)                Unexercised Awards (2)
----                                         ---------------------                ----------------------
Neil P. DeFeo                                       5.00 (3)                               N/A
                                                    2.00 (4)                               N/A

Alexander R. Castaldi                               1.30 (3)                               N/A
                                                    0.50 (4)                               N/A
                                                    0.22 (5)                               N/A

Lester C. Lee                                       1.00 (3)                               N/A
                                                    0.35 (4)                               N/A
                                                    0.25 (5)                               N/A

Joel K. Bedol                                       0.24 (3)                               N/A
                                                    0.24 (4)                               N/A
                                                    0.12 (5)                               N/A

Timothy G. Simmone                                  0.60 (3)                               N/A
                                                    0.30 (4)                               N/A
                                                    0.13 (5)                               N/A

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

(3) Time based awards, which expire on December 31, 2009 of which approximately 93% of the total 8.14 outstanding time based awards presented above have vested as of March 1, 2003.

(4)  Performance based awards which are fully vested.

(5) Super performance based awards which are not vested and expire on December 31, 2004.

     Messrs. Brunner, Connell, Donovan and Mundt have each been granted awards equal to 0.1% of the value of the Company's equity. Each such agreement provides for a time based award that vests in three equal annual installments and is otherwise on substantially the same terms as time based awards made to employees of the Company generally.

401(k) Plan

     The Company maintains a savings plan (the "Savings Plan") qualified under Sections 401 (a) and 401(k) of the U.S. Internal Revenue Code. Generally, all employees of the Company in the United States who have completed at least three months of service with the Company are eligible to participate in the Savings Plan. For each employee who elects to participate in the Savings Plan and makes a contribution thereto, the Company makes a matching contribution of 50% of the first 6% of annual compensation contributed. Effective early 2003 the Company amended its matching contribution to 60% of the first 6% of annual compensation contributed.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Set forth below is certain information regarding the ownership of the Preferred Equity and Common Units of Remington by each person known by Remington to beneficially own 5.0% or more of the outstanding interests of either the Preferred Equity or Common Units, each Director and Named Executive Officer and all Directors and executive officers as a group as of March 1, 2003.


                                                                    Preferred Equity      Common Units
                                                                    -----------------     ------------
     Name                                                              Capital(1)  %       Number   %
     -----------                                                    ------------- ---     -------- ---
     Vestar Equity Partners, L.P. (2)(3)............................$30,000,000  48.4%     34,400  50%
        245 Park Avenue, 41st Floor
        New York, New York 10167
     RPI Corp. (3).................................................. 32,000,000  51.6%     34,400  50%
        555 Madison Avenue, 23rd Floor
        New York, New York 10022
     Ellen Kiam   (3)(4).............................................32,000,000  51.6%     34,400  50%
     Norman W. Alpert (5)............................................30,000,000  48.4%     34,400  50%
     Arthur J. Nagle (5).............................................30,000,000  48.4%     34,400  50%
     Daniel S. O'Connell (5).........................................30,000,000  48.4%     34,400  50%
     Robert L. Rosner (5)........................................... 30,000,000  48.4%     34,400  50%
     Steven M. Silver (5)............................................30,000,000  48.4%     34,400  50%
     Directors and executive officers as a group
       (6 persons)..................................................$62,000,000 100.0%     68,800 100%

     -----------------------
(1) Amounts, in dollars, represent the capital contribution to the Preferred Equity beneficially owned by each person and entity set forth below. The Preferred Equity has not been denominated in units or shares.

(2) Vestar Equity Partners' interest in the Company is owned by Vestar Razor Corp. and Vestar Shaver Corp., which are controlled by Vestar Equity Partners. Vestar Razor Corp. and Vestar Shaver Corp. have assigned a portion of their interests in the Company to certain co-investors, although such co-investors will not directly hold any Common Units. Mr. Connell Holds an economic interest in one such co-investor. The general partner of Vestar Equity Partners is Vestar Associates L.P., a limited partnership whose general partner is Vestar Associates Corporation ("VAC"). In such capacity, VAC exercises sole voting and investment power with respect to all of the equity interests held of record by the Vestar Razor Corp. and Vestar Shaver Corp. Messrs. Alpert, Nagle, O'Connell, Rosner and Silver, who are Directors of Remington, are affiliated with Vestar Equity Partners in the capacities described under Item 10, Directors and Executive Officers, and are stockholders of VAC. Individually, no stockholder, director or officer of VAC has or shares such voting or investment power within the meaning of Rule 13d-3 under the Exchange Act. Accordingly, no part of the Preferred Equity or Common Units is beneficially owned by Messrs. Alpert, Nagle, O'Connell, Rosner or Silver or any other stockholder, director or officer of VAC. Further, no part of any of such Preferred Equity or Common Units is beneficially owned by any co-investor, including Mr. Connell.
(3) Vestar Razor Corp. and Vestar Shaver Corp. and RPI have entered into the LLC Agreement which gives Vestar Equity Partners effective control over the management of the Company.
(4) Ellen Kiam serves as the personal representative of the estate of Victor K. Kiam, II. Mr. Kiam's estate's interest in Remington is owned by RPI. The shareholders of RPI are Mr. Kiam's estate, his children, grandchildren and trusts for their benefit. The address of Ms. Kiam is 230 Barton Avenue, Palm Beach, FL 33480.
(5) Messrs. Alpert, Nagle, O'Connell, Rosner and Silver are affiliated with Vestar in the capacities described in Item 10, Directors and Executive Officers. Amounts reported for these individuals consist of the $30,000,000 of Preferred Equity and 34,440 Common Units beneficially owned by Vestar Equity Partners through Vestar Razor Corp. and Vestar Shaver Corp., of which such persons disclaim beneficial ownership of this equity. Each such person's business address is c/o Vestar Equity Partners, L.P., 245 Park Avenue, 41st Floor, New York, New York 10167.


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

     Pursuant to a Non-Competition Agreement (the "Non-Competition Agreement") dated May 23, 1996, between the Company and Vestar Razor Corp. and Vestar Shaver Corp., Victor K. Kiam, III may not compete with, solicit any customers of, own, manage or operate any business in competition with or perform any action substantially detrimental to the Company's businesses. The provisions of the Non-Competition Agreement will apply during the period Mr. Kiam has a "Significant Interest" in the Company and thereafter for: (i) five years, with respect to electric shavers, shaver accessories and grooming products, and (ii) three years, with respect to personal care appliances, home health appliances, travel appliances, environmental products, dental products and small kitchen appliances. "Significant Interest" is defined as serving as a consultant to the Company pursuant to the Consulting Agreement, serving as a member of the Management Committee of the Company, or beneficial ownership of more than 10% of the outstanding Equity of the Company. The Non-Competition Agreement allows Mr. Kiam to continue to market certain competing travel appliance products developed by an affiliate of Mr. Kiam.

     Pursuant to a reimbursement and indemnification agreement (the "Indemnification Agreement") between the Company, Vestar and Victor K. Kiam, II entered into in June 1999 in connection with the guarantee of the unsecured supplemental loans to the Company under the former senior credit agreement, Vestar and Mr. Kiam each received an annual guarantee fee of $100,000 from the Company. This Agreement was terminated in April 2001, when the unsecured supplemental loans under the guarantee were paid in full.


ITEM 14.   Controls and Procedures

     Within 90 days prior to the filing date of the annual report, the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedure were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


                                     PART IV


ITEM 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

10.3 Waiver and Amendment No. 2, dated as of March 28, 2002 to the Credit and Guarantee Agreement by and among Remington Products Company, L.L.C., certain of its subsidiaries, Fleet Securities, Congress Financial Corporation and Fleet Capital Corporation. Incorporated by reference to
     Exhibit 10.3 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

10.4 Amendment No. 3, dated as of July 1, 2002 to the Credit and Guarantee Agreement by and among Remington Products Company, L.L.C., Fleet Securities, Congress Financial Corporation and Fleet Capital Corporation. Incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.5 Amendment  No. 4, dated as of November 22, 2002 to the Credit and Guarantee
     Agreement  by  and  among  Remington   Products  Company,   L.L.C.,   Fleet
     Securities, Congress Financial Corporation and Fleet Capital Corporation.

10.6 Purchase Agreement dated as of May 1, 1996 by and among Vestar Corp. I, Remington, Remsen, Isaac Perlmutter, RPI and Victor K. Kiam, II. Incorporated by reference to Exhibit 10.12 in Registration Statement on Form S-4 (File Number 333-07429).

10.7 Agreement and Plan of Merger dated as of May 23, 1996 between Remington Products Company and Remington. Incorporated by reference to Exhibit 10.13 in Registration Statement on Form S-4 (File Number 333-07429).


10.8 Securityholders Agreement dated as of May 16, 1996 among the Vestar Members, Vestar Equity Partners, L.P. ("Vestar"), RPI, Victor K. Kiam, II and the other parties signatory thereto. Incorporated by reference to
     Exhibit  10.14  in   Registration   Statement  on  Form  S-4  (File  Number
     333-07429).

10.9 Management  Agreement dated as of May 23, 1996 between Remington and Vestar
     Capital   Partners.   Incorporated   by  reference  to  Exhibit   10.15  in
     Registration Statement on Form S-4 (File Number 333-07429).

10.10Consulting and Transitional Services Agreement dated as of May 23, 1996 between Remington and RPI. Incorporated by reference to Exhibit 10.16 in Registration Statement on Form S-4 (File Number 333-07429).

10.11Employment Agreement made as of January 1, 2000 between the Company and Neil P. DeFeo. Incorporated by reference to Exhibit 10 in the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 2000.

10.12Executive  Severance  Agreement  dated  as of  November  25,  1996  between
     Remington and Alexander R. Castaldi.  Incorporated  by reference to Exhibit
     10.20 in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

10.13Letter  Agreement  dated June 6, 1997  between  the Company and Lester Lee.
     Incorporated by reference to Exhibit 10.25 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10.14Letter  Agreement  dated June 17, 1997 between the Company and Tim Simmone.
     Incorporated by reference to Exhibit 10.27 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.15Letter  Agreement  dated  January 3, 2000  between  the Company and Joel K.
     Bedol. Incorporated by reference to Exhibit 10.29 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.16Form of Severance Agreement. Incorporated by reference to Exhibit 10.24 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.17Form of Time  Based  Phantom  Equity  Agreement  with  participants  in the
     Phantom Equity Program. Incorporated by reference to Exhibit 10.25 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.18Form of Performance Based Phantom Equity Agreement with participants in the Phantom Equity Program. Incorporated by reference to Exhibit 10.26 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.19Form of Super Performance Based Phantom Equity Agreement with participants in the Phantom Equity Program. Incorporated by reference to Exhibit 10.27 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

10.20Form of Change in Control Agreement dated September 20, 2001 by and between the Company and certain Executives. Incorporated by reference to
     Exhibit 10.18 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

10.21License  Agreement  made May 23, 1996 by and between IP Subsidiary  and Act
     II Jewelry, Inc. Incorporated by reference to Exhibit 10.23 in Registration Statement on Form S-4 (File Number 333-07429).

10.22License  Agreement  made May 23, 1996 by and between IP Subsidiary  and VKK
     Equities Corporation. Incorporated by reference to Exhibit 10.24 in Registration Statement on Form S-4 (File Number 333-07429).

10.23Tradename  Agreement  made May 23,  1996 by and between IP  Subsidiary  and
     Remington Apparel Company, Inc. Incorporated by reference to Exhibit 10.25 in Registration Statement on Form S-4 (File Number 333-07429).

10.24License  Agreement dated as of May 23, 1996 by and between Remington and IP
     Subsidiary. Incorporated by reference to Exhibit 10.26 in Registration Statement on Form S-4 (File Number 333-07429).

21   Subsidiaries of Remington.

24   Powers of Attorney.


(b) Reports on Form 8-K

           None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        REMINGTON PRODUCTS COMPANY, L.L.C.

                        By:    /s/Kris J. Kelley
                           ----------------------------------------------
                            Kris J. Kelley, Vice President and Controller

Date:  March 13, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on March 13, 2003.


                *                                            *
--------------------------------------     -------------------------------------
Neil P. DeFeo, Chairman, Chief             Alexander R. Castaldi, Executive Vice
   Executive Officer, President               President, Chief Financial and
   and Director                               Administrative Officer


    /s/Kris J. Kelley                                        *
--------------------------------------    -------------------------------------
Kris J. Kelley, Vice President and         Norman W. Alpert, Director
   Controller

                *                                            *
--------------------------------------     -------------------------------------
Victor K. Kiam III, Director               Daniel S. O'Connell, Director


                *                                            *
--------------------------------------     -------------------------------------
Arthur J. Nagle, Director                  William B. Connell, Director


                *                                            *
--------------------------------------     -------------------------------------
Robert L. Rosner, Director                 Steven M. Silver, Director


                *                                            *
--------------------------------------     -------------------------------------
Kevin A. Mundt, Director                   Stephen P. Donovan, Jr., Director


*By     /s/ by Kris J. Kelley                                *
   -----------------------------------     -------------------------------------
   Kris J. Kelley, as Attorney-in-Fact     Vernon A. Brunner, Director

                                 CERTIFICATIONS

I, Neil P. DeFeo, certify that:

1. I have reviewed this annual report on Form 10-K of Remington Products Company, L.L.C.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 13, 2003

                                        /s/ Neil P. DeFeo
                                        ----------------------------------------
                                        Neil P. DeFeo, Chairman, Chief Executive
                                         Officer and President

I, Alexander R. Castaldi, certify that:

1. I have reviewed this annual report on Form 10-K of Remington Products Company, L.L.C.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  March 13, 2003

                                           /s/ Alexander R. Castaldi
                                           -------------------------------------
                                           Alexander R. Castaldi, Executive Vice
                                           President, Chief Financial and
                                             Administrative Officer

                          INDEX TO FINANCIAL STATEMENTS



                                                                                       Pages
                                                                                       -----
Financial Statements

  Independent Auditors' Report                                                          F-2

  Consolidated Balance Sheets as of December 31, 2002 and 2001                          F-3

  Consolidated Statements of Operations for each of the years in the
      three-year period ended December 31, 2002                                         F-4

  Consolidated Statements of Members' Deficit for each of the years in the
      three-year period ended December 31, 2002                                         F-5

  Consolidated Statements of Cash Flows for each of the years in the
      three-year period ended December 31, 2002                                         F-6

  Notes to Consolidated Financial Statements                                            F-7

Financial Statement Schedule

  Schedule II - Valuation and Qualifying Accounts for each of the years in
      the three-year period ended December 31, 2002                                     S-1



     Certain schedules are omitted because they are not applicable or the required information is provided in the Financial Statements or related notes thereto.

                          Independent Auditors' Report



To the Management Committee of
     REMINGTON PRODUCTS COMPANY, L.L.C.:


     We have audited the accompanying consolidated balance sheets of Remington Products Company, L.L.C. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, members' deficit, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the index to the consolidated financial statements. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets when it adopted SFAS No. 142, "Goodwill and Other Intangible Assets".


DELOITTE & TOUCHE LLP



Stamford, Connecticut
February 7, 2003

                       Remington Products Company, L.L.C.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                          December 31,
                                                                ----------------------------
                                                                   2002              2001
                                                                -----------       ----------
ASSETS
Current assets:
    Cash and cash equivalents                                    $ 32,846            $4,087
    Accounts receivable, net                                       73,205            78,849
    Inventories                                                    49,122            75,216
    Prepaid and other assets                                        3,484             3,451
                                                                 ---------         ---------
            Total current assets                                  158,657           161,603

Property, plant and equipment, net                                 12,314            13,006
Goodwill, net                                                      27,720            27,720
Other intangibles, net                                             24,399            24,866
Other assets                                                       12,026            14,541
                                                                 ---------         ---------
            Total assets                                         $235,116          $241,736
                                                                 =========         =========

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
    Accounts payable                                             $ 24,218          $ 30,006
    Short-term borrowings                                           1,613             4,075
    Current portion of long-term debt                                 314               322
    Accrued liabilities                                            49,960            39,754
                                                                 ---------         ---------
            Total current liabilities                              76,105            74,157

Long-term debt                                                    185,163           208,645
Other liabilities                                                     839             1,302
Commitments and contingencies

Members' deficit:
     Members' deficit                                             (19,413)          (36,186)
     Accumulated other comprehensive income                        (7,578)           (6,182)
                                                                 ---------         ---------
            Total members' deficit                                (26,991)          (42,368)
                                                                 ---------         ---------
            Total liabilities and members' deficit               $235,116          $241,736
                                                                 =========         =========


                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                      Consolidated Statements of Operations
                                 (in thousands)


                                                             Year Ended December 31,
                                                   -------------------------------------------
                                                     2002              2001             2000
                                                   --------          --------         --------
Net sales                                          $365,061         $356,022          $342,180
Cost of sales                                       209,967          230,512           196,506
                                                   ---------        ---------         ---------
          Gross profit                              155,094          125,510           145,674

Selling, general and administrative expenses        114,470          121,670           105,467
Amortization of intangibles                             467            1,937             1,952
                                                   ---------        ---------         ---------
         Operating income                            40,157            1,903            38,255

Interest expense, net                                24,196           26,341            24,368
Other expense (income)                               (1,013)           2,039               751
                                                   ---------        ---------         ---------
         Income (loss) before income taxes           16,974          (26,477)           13,136

Provision (benefit) for income taxes                    201           (3,096)              399
                                                   ---------        ---------         ---------
         Net income (loss)                         $ 16,773         $(23,381)         $ 12,737
                                                   =========        =========         =========

Net income (loss) applicable to common units       $  1,681         $(36,789)         $    823
                                                   =========        =========         =========


                See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                   Consolidated Statements of Members' Deficit
                                 (in thousands)

                                                                                             Accumulated
                                                                                                Other           Total
                                        Preferred      Common     Other     Accumulated     Comprehensive      Members'
                                         Equity         Units    Capital      Deficit           Income          Deficit
                                        ---------      ------    -------    -----------     -------------      --------
Balance, January 1, 2000                $ 94,921       $6,880   $(73,921)    $(53,318)         $(2,345)       $(27,783)

     Preferred dividend                   11,914                              (11,914)
     Comprehensive income (loss):
       Net income                                                              12,737
       Foreign currency translation                                                             (2,235)
       Unrealized hedging loss                                                                    (223)
    Total comprehensive income                                                                                  10,279
                                        --------       ------   ---------    ---------         --------       ---------
Balance, December 31, 2000               106,835        6,880    (73,921)     (52,495)          (4,803)        (17,504)


     Preferred dividend                   13,408                              (13,408)                               -
    Comprehensive income (loss):
       Net loss                                                               (23,381)
       Foreign currency translation                                                             (1,546)
       Unrealized hedging gain                                                                     167
       Dividend distribution                                                     (104)
    Total comprehensive loss                                                                                   (24,864)
                                        --------       ------   ---------    ---------         --------       ---------
Balance, December 31, 2001               120,243        6,880    (73,921)     (89,388)          (6,182)        (42,368)


     Preferred dividend                   15,092                              (15,092)                               -
    Comprehensive income (loss):
       Net income                                                              16,773
       Foreign currency translation                                                              1,390
       Unrealized hedging loss                                                                  (2,786)
    Total comprehensive income                                                                                  15,377
                                        --------       ------   ---------    ---------         --------       ---------
Balance, December 31, 2002              $135,335       $6,880   $(73,921)    $(87,707)         $(7,578)       $(26,991)
                                        ========       ======   =========    =========         ========       =========



                 See notes to consolidated financial statements.

                       Remington Products Company, L.L.C.

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                           Year Ended December 31,
                                                                   ---------------------------------------
                                                                     2002           2001            2000
                                                                   --------       ---------       --------
Cash flows from operating activities:
   Net income (loss)                                               $16,773        $(23,381)       $ 12,737
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in)operating activities:

       Depreciation                                                  2,935           3,897           3,801
       Amortization of intangibles                                     467           1,937           1,952
       Amortization of deferred financing fees                       2,259           2,242           2,790
       Provision for bad debts                                         970           4,232             878
       Inventory write-downs                                         2,021           9,518           1,309
       Deferred income taxes                                           705          (3,289)            428
       Other                                                           147             785             223
                                                                   --------       ---------       ---------
                                                                    26,277          (4,059)         24,118
       Changes in assets and liabilities:
          Accounts receivable                                        9,203           4,015         (15,578)
          Inventories                                               26,400         (19,413)        (15,740)
          Accounts payable                                          (6,286)          6,209             506
          Accrued liabilities                                        8,480           7,791           2,151
          Other, net                                                (5,550)          1,179             660
                                                                   --------       ---------       ---------
            Cash provided by (used in) operating activities         58,524          (4,278)         (3,883)
                                                                   --------       ---------       ---------
Cash flows from investing activities:

   Capital expenditures                                             (2,105)         (4,322)         (4,414)

Cash flows from financing activities:

   Proceeds from sale of Senior Subordinated Notes                       -          50,000               -
   Repayments under term loan facilities                                 -         (18,869)         (1,918)
   Repayments under credit facilities                              (63,886)       (157,111)        (49,497)
   Borrowings under credit facilities                               36,051         136,968          61,989
   Debt issuance costs and other, net                                 (330)         (8,215)         (1,107)
                                                                   --------       ---------       ---------
          Cash provided by (used in) financing activities          (28,165)          2,773           9,467
          Effect of exchange rate changes on cash                      505            (428)           (694)
                                                                   --------       ---------       ---------
Increase (decrease) in cash and cash equivalents                    28,759          (6,255)            476
Cash and cash equivalents, beginning of year                         4,087          10,342           9,866
                                                                   --------       ---------       ---------
          Cash and cash equivalents, end of year                   $32,846        $  4,087        $ 10,342
                                                                   ========       =========       =========
Supplemental cash flow information:
       Interest paid                                               $22,207        $ 23,710        $ 21,810
       Income taxes paid (refunded), net                           $   156        $    547        $    (17)



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

     Remington Capital Corp. is a wholly owned subsidiary of Remington Products Company, L.L.C. and has no operations of its own.

      Basis of Presentation:
     The consolidated financial statements include the accounts of Remington Products Company, L.L.C. and subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

     Use of Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results will differ from those estimates. Estimates are used for, but not limited to the establishment of the allowance for doubtful accounts, reserves for sales returns and allowances, reserves for obsolete inventories, product warranty costs, taxes and contingencies.

  Cash and Cash Equivalents:
     Cash consists of bank balances, cash on hand and balances in money market accounts.

    Allowance for Doubtful Accounts:
     The allowance for doubtful accounts at December 31, totaled $5,008 thousand in 2002 and $4,961 thousand in 2001.

  Inventories:
     The Company's inventories are valued at the lower of cost or market. The majority of inventory is finished goods and is accounted for utilizing the first-in, first-out (FIFO) method. Domestic manufactured inventories, which represent approximately 5% of the consolidated inventories as of December 31, 2002 and 4% at December 31, 2001, are stated at cost determined by the last-in, first-out (LIFO) method. As of December 31, 2002 and 2001, the excess of current replacement cost over LIFO cost of inventories was not significant.

  Property, Plant and Equipment:
     Property, plant and equipment is recorded primarily at cost. Depreciation is provided for principally on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

    Intangibles:
     Patents are being amortized on a straight-line basis over a period of ten years. Goodwill and tradenames, which have been deemed to have indefinite lives, are no longer being amortized and are tested for impairment at least annually.

    Deferred Financing Costs:
     Costs associated with obtaining financing arrangements are included in other assets and are being amortized over the term of the related borrowings using the effective interest rate method. Deferred financing costs and accumulated amortization totalled $19.5 million and $10.6 million, respectively, at December 31, 2002 and $19.7 million and $8.9 million, respectively, at December 31, 2001.

    Long Lived Assets:
     Impairment losses are recorded on long lived assets when indicators of impairment are present and the anticipated undiscounted operating cash flows generated by those assets are less than the assets' carrying value.

    Revenue Recognition:
     Revenue from product sales is recognized, net of estimated sales returns and allowances, when the goods are shipped and title passes to the customer.

    Research and Development:
     Research and development costs related to both present and future products are expensed as incurred. Such costs totaled $3.4 million, $4.3 million and $4.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    Shipping and Handling Costs:
     Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling, general and administrative expenses are shipping and handling costs of $18.6 million in 2002, $25.2 million in 2001 and $16.7 million in 2000.

     Interest Income:
     Interest income is included in interest expense, net on the Consolidated Statements of Operations and amounted to $0.2 million, $0.1 million, and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

  Income Taxes:
     U.S. Federal income taxes on net earnings of the Company are payable directly by the members. In jurisdictions where partnership status is not recognized or foreign corporate subsidiaries exist, the Company provides for income taxes currently payable as well as for those deferred because of temporary differences between the financial and tax basis of assets and liabilities.

    Net Income (Loss) Applicable to Common Units:
     Net income (loss) applicable to common units is calculated by taking the Company's net income or loss for the period and subtracting the cumulative preferred dividend for the same period.

     Derivatives and Hedging Activity:
     The Company recognizes all derivatives at fair value. Depending on the nature of the underlying exposure being hedged, changes in the fair value of derivatives are recognized either in the statement of operations or other comprehensive income ("OCI"). The ineffective portion of the change in fair value of the derivative is recognized in earnings.

     In accordance with the Company's foreign exchange risk management policy, the Company hedges the foreign subsidiaries' forecasted purchases of inventory denominated in currencies different than the subsidiary's functional currency. The derivative contracts related to these hedges primarily consist of forward foreign exchange contracts and options, which are designated as cash flow hedges. These contracts generally have maturities not exceeding twelve months. For cash flow hedges, the fair value changes of the derivative instruments related to the effective portion of the hedges are initially recorded as a component of OCI. Unrealized gains and losses on cash flow hedges accumulate in OCI and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. For forecasted purchases of inventory, amounts are reclassified when the hedged inventory is reflected in cost of goods sold.

     As of December 31, 2002 and 2001, other than forward foreign exchange contracts and options, the Company was not party to any other derivatives as defined by SFAS No. 133, as amended and interpreted.

     At December 31, 2002, the Company had unrealized losses of $3.0 million, net of tax, classified in OCI for its outstanding hedge contracts related to forecasted inventory purchases. Approximately $2.1 million of this amount is expected to be reclassified to cost of goods sold in the first six months of 2003. For the three years ended December 31, 2002, 2001 and 2000 the losses classified in other expense (income) related to the ineffective portion of the Company's outstanding hedge contracts were immaterial.

  Translation of Foreign Currencies:
     Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate in effect at each balance sheet date. Statement of operations accounts are translated at the average exchange rate for the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in OCI. Foreign currency transaction gains and losses are recognized in other expense (income) and totaled a net gain of $1.5 million for the year ended December 31, 2002 and net losses of $1.7 million and $0.9 million for the years ended December 31, 2001 and 2000, respectively.

     Recent Accounting Pronouncements:
     In August 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. This Statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In November 2001, the Emerging Issues Task Force reached consensus on Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products (EITF 01-9). The Company adopted this consensus on January 1, 2002. In accordance with the consensus the Company has reclassified, for all periods presented, certain payments to its customers as a reduction of sales, primarily the cost of cooperative advertising with its trade customers. Prior to the adoption of this consensus the Company classified these payments as selling, general and administrative expenses in its Consolidated Statement of Operations. Because adoption of EITF 01-9 resulted solely in reclassification within the Consolidated Statement of Operations, there has been no impact on the Company's financial condition, operating income or net income for any of the periods presented.

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

     In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others (FIN No. 45) was issued. FIN No. 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the initial recognition provision to have a material impact on the Company's consolidated financial position results of operations or cash flows. The disclosure requirements of FIN No. 45 are effective for the Company's year ended December 31, 2002 and are included in footnote 9 to the consolidated financial statements.

     In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46) was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. Based on current operations, the Company does not expect the adoption of FIN No. 46 to have a material effect on its financial position or results of operations or cash flows.

2.   Inventories

     Inventories were comprised of the following as of December 31, 2002 and 2001 (in thousands):

                                                 2002               2001
                                               --------           --------
    Finished goods                              $46,552           $71,308
    Work in process and raw materials             2,570             3,908
                                                -------           -------
                                                $49,122           $75,216
                                                =======           =======

3.   Property, Plant and Equipment

     Property, plant and equipment as of December 31, 2002 and 2001 consisted of (in thousands):

                                                 2002               2001
                                               --------           --------
    Land and buildings                          $ 2,960           $ 2,790
    Leasehold improvements                        4,578             5,230
    Machinery, equipment and tooling             12,569            11,440
    Furniture, fixtures and other                 7,550             7,804
                                                --------          --------
                                                 27,657            27,264

    Less accumulated depreciation               (15,343)          (14,258)
                                                --------          --------
                                                $12,314           $13,006
                                                ========          ========

4.  Goodwill and Other Intangibles

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. In accordance with SFAS No. 142, beginning on January 1, 2002, the Company's goodwill and its tradenames, which have been deemed to have indefinite lives, are no longer being amortized and are subject to annual impairment tests. Application by the Company of the nonamortization provision of SFAS No. 142 resulted in an increase in operating income of approximately $1.4 million for the year ended December 31, 2002. Had the Company applied SFAS No. 142 on January 1, 2000, operating income would have increased by approximately $1.5 million for each of the years ended December 31, 2001 and 2000. The Company's reporting units are also its reportable segments and all of the Company's goodwill is associated with the North American segment. As of January 1, 2002 the Company performed the required transitional impairment tests of goodwill and tradenames and no transitional impairment was present. As of June 30, 2002 the Company performed the required annual impairment tests of goodwill and tradenames and no impairment was present. There can be no assurance that future impairment tests will not result in a charge to earnings.

     Goodwill and other intangible assets were comprised of the following (in thousands):


                                              December 31,       December 31,
                                                 2002                2001
                                             -------------       ------------

    Amortized Intangible Assets:
      Patents carrying amount                   $4,670             $ 4,670
      Patents accumulated amortization           3,090               2,623
                                                ------             -------
      Patents, net                              $1,580             $ 2,047
                                                ======             =======
    Unamortized Intangible Assets:
      Goodwill                                 $27,720             $27,720
      Tradenames                                22,819              22,819
                                               -------             -------
                                               $50,539             $50,539
                                               =======             =======

                       Remington Products Company, L.L.C.
             Notes to Consolidated Financial Statements (continued)

     Estimated amortization expense is $467 thousand for each of the three years in the period ending December 31, 2005, $179 thousand for the year ending December 31, 2006 and zero for each year thereafter.


5.  Accrued Liabilities

     Accrued liabilities were comprised of the following as of December 31, 2002 and 2001 (in thousands):

                                                  2002               2001
                                                --------           ---------
    Advertising and promotion expenses          $22,004             $18,233
    Compensation and benefits                     9,575               4,369
    Income and other taxes payable                3,558               3,048
    Forward contracts                             3,298                   -
    Interest                                      2,678               3,200
    Distribution expense                          1,531               3,399
    Other                                         7,316               7,505
                                                --------            -------
                                                $49,960             $39,754
                                                ========            =======

6.   Debt

     Long-term debt at December 31, 2002 and 2001 consisted of (in thousands):



                                                2002                 2001
                                             ----------           -----------
    Senior Subordinated Notes                  $180,000            $180,000
    Revolving Credit Facility                     4,950              28,373
    Capital Leases                                  527                 594
                                               ---------           ---------
                                                185,477             208,967
    Less current portion                           (314)               (322)
                                               ---------           ---------
                                               $185,163            $208,645
                                               =========           =========


      11% Senior Subordinated Notes:


     During 2001 the Company completed the sale of $50.0 million of 11% Senior Subordinated Notes. The net proceeds of approximately $44.8 million were used to repay existing term loans and supplemental loans and a portion of revolving credit borrowings.

     The Company has outstanding $180.0 million in principal amount of 11% Senior Subordinated Notes, which consists of approximately $165 million of Series D Notes and approximately $15 million in Series B Notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes are general unsecured obligations of the Company which mature on May 15, 2006. Interest accrues at the rate of 11% per annum and is payable semi-annually in arrears. The Senior Subordinated Notes are currently redeemable, in whole or in part, at the option of the Company at a redemption price of 103.667% of the principal amount then outstanding plus accrued and unpaid interest and any applicable damages. The redemption price reduces to 101.833% on May 15, 2003 and then to 100% on May 15, 2004.

     The Senior Subordinated Notes indenture contains a number of operating covenants which impose restrictions with respect to certain business matters, including the amount and terms under which the Company can obtain additional financing in the future. In addition, the Senior Subordinated Notes indenture limits the amount of dividends that the Company is permitted to pay. As of December 31, 2002, the Company was in compliance with its debt covenants under the Senior Subordinated Notes indenture.

     Revolving Credit Facility:

     The Company has a $110.0 million asset based revolving credit facility (the "Facility") . The Facility provides for $70.0 million in revolving credit to the Company and $40.0 million in revolving credit to certain of its subsidiaries. Borrowings under the facility are subject to a borrowing base of 85% of eligible receivables and 60% of eligible inventories. The Facility expires on March 31, 2006.

     Interest rates per annum applicable to the Facility are based, at the Company's option, as of December 31, 2002, upon a Eurodollar rate ("LIBOR") plus 3.25% or the greater of (i) prime rate plus 2.0% and (ii) the federal funds rate plus 2.5%; provided, however, that the interest rates are subject to adjustment based on certain levels of financial performance. As of December 31, 2002 the interest rate on borrowings under the Facility was 6.75%. Interest is payable quarterly in arrears, including a commitment fee of 0.375% per annum on the average daily unused portion of the Facility. The obligations under the Facility are secured by essentially all of the tangible and intangible assets and properties of the Company and its subsidiaries.

     The Facility requires the Company to maintain certain financial maintenance tests, the more restrictive of which require the Company to maintain leverage and fixed charge coverage ratios as defined. The Facility also contains a number of operating covenants which impose restrictions with respect to certain business matters, including the amount and terms under which the Company can obtain additional financing in the future. In addition, the Facility limits the amount of dividends that the Company is permitted to pay. As of December 31, 2002 the Company was in compliance with all covenants under the Facility and availability under the Facility was approximately $62 million in addition to the Company's cash of $32.8 million.

     On November 22, 2002 the Facility was amended to allow the Company, subject to certain restrictions, to repurchase up to a maximum of $20 million of Senior Subordinated Notes during 2003 and up to $10 million per year thereafter, not to exceed $40 million in the aggregate during the term of the Facility.

     Short Term Borrowings:

     Short Term Borrowings consist of local revolving credit lines at some of the Company's foreign subsidiaries and totaled approximately $1.6 million and $4.1 million as of December 31, 2002 and 2001, respectively. These facilities are collateralized by assets of the subsidiaries or are guaranteed by the Company. The weighted average interest rate under these facilities was approximately 6.0% in 2002 and 6.3% in 2001.


7.   Membership Equity

     The Vestar Members and RPI (collectively the "Members") have entered into an Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), which governs the relative rights and duties of the Members. The ownership interests of the Members in the Company consist of preferred members' equity (the "Preferred Equity") and common units (the "Common Units"), together, the "Equity". The Common Units represent the common equity of the Company. As of December 31, 2002, the Company's Common Units were owned 50% by the Vestar Members and 50% by RPI, however, in accordance with the LLC Agreement, Vestar effectively controls the Management Committee and the affairs and policies of the Company. The Preferred Equity is entitled to a cumulative preferred dividend of 12% per annum, compounded quarterly, and to an aggregate liquidation preference of $62.0 million (net of any prior repayments of Preferred Equity) plus any accrued but unpaid preferred dividends. As of December 31, 2002 the aggregate unpaid Preferred Equity, including accrued dividends of $73.3 million, totaled $135.3 million of which the Vestar Members own 48.4% and RPI owns 51.6%.

     In January 1998, the Company repurchased any remaining outstanding common units owned by certain officers of the Company, cancelled all outstanding related options and adopted a new Phantom Equity Program. Under this program, as amended, a maximum of approximately 20.2% of the value of the Company's Equity can be awarded to selected officers and other key employees of the Company. The Phantom Equity Program is comprised of time based, performance based and super performance based awards. All awards grant to the recipient a specified percentage of the Equity (the "applicable percentage").

     A time based award vests either in five equal annual installments, upon the sale of the Company or upon an initial public offering of the Company's stock, whichever comes first. The performance and super performance based awards are similar to the time based awards except that the performance based award vests in stages as the Company achieves specified performance targets while the super performance based award vests entirely upon the achievement of a single target. The Company has achieved the specified performance target required for full vesting of the outstanding performance based awards, but has not as yet achieved the specific performance target for full vesting of the outstanding super performance based award. Payment of vested awards is dependent upon the achievement of both a performance criteria and an event criteria, except in the discretion of the Management Committee in the event of death or disability or termination of employment without cause. The event criteria is a Company sale, IPO, or when Vestar's ownership falls below 10% of the Common Units. Any super performance based award which is not fully vested by December 31, 2004 will automatically terminate.

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

     Pretax income/(losses) for years ended December 31, are as follows (in thousands):

                                        2002         2001        2000
                                      ---------    ---------   ---------

U.S. operations                        $15,242     $ (3,503)    $11,765
Non-U.S. operations                      1,732      (22,974)      1,371
                                       -------     ---------    -------
        Total                          $16,974     $(26,477)    $13,136
                                       ========    =========    =======


    The provision for income taxes consists of the following for the years ended December 31 (in thousands):

                                        2002         2001        2000
                                      ---------   ---------   ---------
Current:
   Foreign                             $(1,103)     $   151       $ (55)
   State and local                          30           42          26
Deferred:
   Foreign                               1,274       (3,289)        428
                                       --------     --------      ------
        Total                          $   201      $(3,096)      $ 399
                                       ========     ========      ======



Reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes (in thousands):

Income taxes computed at statutory U.S. Federal           $5,941     $(9,270)      $4,734
   income tax rate
Partnership status for U.S. federal income
    tax purposes                                          (5,335)      1,344       (4,254)
State and local income taxes                                  30          42           26
Foreign tax refunds                                            -           -         (924)
Establishment/(reversal) of valuation allowance             (875)      3,998          (16)
Adjustment for foreign income tax rates                      440         790          833
                                                          -------    --------      -------
Provision for income taxes                                $  201     $(3,096)      $  399
                                                          =======    ========      =======



    The components of the Company's deferred tax assets and liabilities included on the balance sheet at December 31 are as follows (in thousands):

                                                          2002          2001
                                                         -------      -------
Depreciation and other                                    $  823      $  530
Foreign tax loss carryforwards                             6,724       8,758
                                                          ------      -------
                                                           7,547       9,288

     Less valuation allowance                             (4,286)     (5,161)
                                                          -------     -------
Total deferred tax assets (liabilities), net              $3,261      $4,127
                                                          =======     =======

     The valuation allowance relates primarily to the foreign tax loss carryforwards. The valuation allowance has been recorded against the portion of the foreign tax loss carryforwards for which, based on the available evidence, it  is  more  likely  than  not  that  a  tax  benefit  will  not  be  realized.
Approximately   $2.5   million  of  the  $21.4   million  in  foreign  tax  loss
carryforwards expire between 2003 through 2007, while the remaining $18.9 million has no expiration date.


9.  Commitments and Contingencies

     The Company is liable under the terms of noncancelable leases of real estate and equipment for minimum annual rent payments as follows (in thousands):


                                                      Operating       Capital
                                                        Leases        Leases
                                                      ---------       -------
           2003                                       $ 3,981            $381
           2004                                         2,555             129
           2005                                         2,009              85
           2006                                         1,260               -
           2007 and thereafter                          4,624               -
                                                      -------            ----
           Total minimum lease payments               $14,429             595
                                                      =======            ====
           Less:  amount representing interest                             68
                                                                         ----
           Present value of minimum lease payments                       $527
                                                                         ====


     Rent expense was $7,245, $7,022 and $7,004 thousand for the years ended December 31, 2002, 2001 and 2000.

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

     The Company maintains a reserve for warranty expense which provides for future claims by consumers under the Company's product warranty. The reserve as of December 31, 2001 was $1.3 million. During 2002 charges against the reserve and additional provisions made to the reserve were $1.6 million and $1.7 million, respectively, thereby resulting in a $1.4 million reserve for warranty expense as of December 31, 2002.

     As of December 31, 2002, the Company had outstanding letters of credit of $1.3 million and commitments to purchase goods and services, primarily inventory for resale, in the amount of $40.3 million.

     Pursuant to severance and retirement agreements with certain former executives of the Company, such former executives' phantom stock awards were cancelled. However, the value of the vested portion of these awards as of the beginning of 2003 as determined by the Management Committee will be paid to the executives at the time an "event" occurs which would otherwise require generally payments under the Company's Phantom Equity Program (refer to Note 7 for additional disclosure of the Company's Phantom Equity Program). The aggregate amount of such contingent payments is approximately $2.0 million.

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


10.  Employee Benefit Plans

     United Kingdom Pension Plan. The Company's UK subsidiary has a contributory defined benefit pension plan which covers substantially all of the UK subsidiary's employees. Pension benefits are based upon length of service and compensation under a final compensation averaging formula. The Company's funding policy is to make contributions consistent with statutory requirements. The plan's assets are primarily invested in equity instruments.

     Information regarding the Company's pension plan as of December 31, 2002 and 2001 are as follows (in thousands):

Change in Benefit Obligation:                            2002         2001
                                                        ------       ------
   Benefit obligation at beginning of year              $6,760       $6,893
   Service cost                                            375          362
   Interest cost                                           407          355
   Actuarial loss                                          923            -
   Benefits paid                                          (657)        (679)
   Currency exchange rate effects                          768         (171)
                                                        -------      -------
   Benefit obligations at end of year                    8,576        6,760
                                                        -------      -------


Change in Plan Assets:
   Fair value of plan assets at beginning of year        5,341        6,560
   Actual return on plan assets                           (879)        (837)
   Employer contributions                                  332          360
   Participant contributions                               104          114
   Benefits paid                                          (657)        (679)
   Currency exchange rate effects                          501         (177)
                                                        -------      -------
   Fair value of plan assets at end of year              4,742        5,341
                                                        -------      -------

Funded Status                                           (3,834)      (1,419)
Unrecognized net actuarial loss                          4,481        2,016
                                                        -------      -------
Prepaid benefit cost                                    $  647       $  597
                                                        =======      =======

     Amounts recognized in the balance sheet are comprised of the prepaid benefit costs as noted above.

Weighted average assumptions:
   Discount rate                                           5.5%         6.0%
   Expected return on plan assets                          7.0%         7.0%
   Rate of compensation increase                          3.25%        3.25%



                                                   Year Ended December 31,
                                                 -------------------------
                                                 2002       2001      2000
                                                 ----       ----      ----
Components of Net Periodic Benefit Cost:
   Service cost                                 $ 230       $253     $ 259
   Interest cost                                  430        380       370
   Expected return on plan assets                (181)      (312)     (426)
                                                ------      -----    ------
Net periodic benefit cost                       $ 479       $321     $ 203
                                                ======      =====    ======


     Employee Savings Plan. The Company has a savings accumulation plan (the "Plan") under Section 401(k) of the Internal Revenue Code covering substantially all regular employees in the United States. The Plan is subject to the provisions of ERISA. The Plan provides for Company matching contributions in an amount equal to 50% of those employees' contributions up to a maximum of 6% of their total salary. Effective early 2003 the Company amended its matching contribution to 60% of the first 6% of annual compensation contributed. The Company's matching contributions were $0.4 million for each of the years ended December 31, 2002 and 2001 and $0.3 million for the year ended December 31, 2000.

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


11.  Financial Instruments, Credit Risk and Other

      Fair Value of Financial Instruments:

     The carrying amounts for cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments. The fair value and book value at December 31, 2002 of long-term fixed rate debt was approximately $147.8 million and $180.0 million, respectively. The fair value and book value at December 31, 2001 of long-term fixed rate debt was approximately $137.7 million and $180.0 million, respectively.

     Concentration of Credit Risk:

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and accounts receivable. The Company places its cash with high credit quality institutions. At times such amounts may be in excess of the FDIC insurance limits. As of December 31, 2002, the Company had an uncollateralized receivable with Wal-Mart which represented approximately 19% of the Company's accounts receivable balance. During calendar 2002, sales to Wal-Mart represented approximately 30% of the Company's net sales. The Company performs ongoing credit evaluations of its customers' financial condition but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

      Foreign Currency Exposure Management:

     The Company is exposed to foreign currency risk primarily to the extent that its foreign subsidiaries purchase inventory in U.S. dollars. The Company has entered into foreign currency forward contracts and options to mitigate the effect of fluctuating foreign currencies. The Company uses derivative financial instruments only for risk management purposes and does not use them for speculation or trading.

     At December 31, 2002, forward contracts to sell approximately 13.9 million UK Pounds Sterling, 3.7 million Canadian dollars, 4.4 million Australian dollars and 4.5 million euros were outstanding, all of which mature in 2003. At December 31, 2001, forward contracts to sell 15.2 million UK Pounds Sterling, 6.7 million Canadian dollars, 6.1 million Australian dollars and 6.3 million euros were outstanding and matured at various dates in 2002. The accounting for hedges is discussed separately under Derivatives and Hedging Activity within Footnote 1.

 Other:

     The Company's finished goods are manufactured for the Company by third-party suppliers located primarily in China and Japan. The Company's most significant suppliers, Izumi Industrial Inc., Raymond Industrial Ltd., and
Specialife Industries, Ltd., accounted for approximately 45% of the Company's overall cost of sales in 2002. Although the Company considers its present relationships with these suppliers to be good, any adverse change in the relationships with these suppliers, the financial condition of these suppliers, the Company's ability to import outsourced products or these suppliers' ability to manufacture and deliver outsourced products on a timely basis would have a material adverse effect on the Company.

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

     Information by segment and geographical location is as follows (in thousands):

                                                                  Year Ended December 31,
                                                     ----------------------------------------------
                                                       2002               2001               2000
                                                     --------           --------           --------
Net Sales:
   North America                                     $232,669           $220,538           $191,990
   International                                       98,984             96,817            107,445
   U.S. Service Stores                                 33,408             38,667             42,745
                                                     ---------          ---------          ---------
Total                                                $365,061           $356,022           $342,180
                                                     =========          =========          =========
Operating Income:
    North America                                    $ 37,346           $ 21,309           $ 32,278
    International                                       4,590            (15,319)             8,533
    U.S. Service Stores                                 1,623              1,747              3,197
    Depreciation and amortization                      (3,402)            (5,834)            (5,753)
                                                     ---------          ---------          ---------
Total                                                $ 40,157           $  1,903           $ 38,255
                                                     =========          =========          =========
Segment Assets:
    North America                                    $137,112           $158,322           $143,365
    International                                      58,050             71,220             79,867
    U.S. Service Stores                                 7,108              8,107              8,913
    Cash and Cash Equivalents                          32,846              4,087             10,342
                                                     ---------          ---------          ---------
Total                                                $235,116           $241,736           $242,487
                                                     =========          =========          =========
Capital Expenditures:
    North America                                    $  1,791           $  2,598           $  3,136
    International                                         295                889                714
    U.S. Service Stores                                    19                835                564
                                                     ---------          ---------          ---------
Total                                                $  2,105           $  4,322           $  4,414
                                                     =========          ========           =========


     Net sales in the United Kingdom represented approximately 14%, 14% and 17% of the Company's net sales during the years ended December 31, 2002, 2001 and 2000, respectively. No other country contributed more than 10% of net sales.

     The Company's largest customer, Wal-Mart, accounted for approximately 30%, 30% and 25% of the Company's net sales during the years ended December 31, 2002, 2001 and 2000, respectively, and is serviced primarily by the North American segment. No other customer accounted for more than 10% of the Company's net sales during the years ended December 31, 2002, 2001 and 2000.

14.  Quarterly Financial Information (unaudited, in thousands)

                                                                  Three Months Ended
                                        ----------------------------------------------------------
2002                                     March 31       June 30       September 30     December 31     Total Year
----------------------                  ----------     ----------     ------------     -----------     ----------
Net sales                                 $53,805         70,000            79,203         162,053      365,061
Gross profit                               21,458         28,258            33,869          71,509      155,094
Operating income                            1,691          4,885            11,256          22,325       40,157
Income (loss) before income taxes          (4,272)          (377)            4,971          16,652       16,974
Net income (loss)                          (4,066)          (238)            5,532          15,545       16,773
Net income (loss) applicable to
   common units                            (7,673)        (3,954)            1,705          11,603        1,681
Total Comprehensive Income (loss)          (3,804)          (770)            4,933          15,018       15,377



2001
----------------------
Net sales                                 $51,746        $58,619           $78,243        $167,414     $356,022
Gross profit                               21,249         17,051            31,211          55,999      125,510
Operating income (loss)                       827        (11,340)            7,575           4,841        1,903
Income (loss) before income taxes          (5,570)       (18,187)            1,629          (4,349)     (26,477)
Net income (loss)                          (4,941)       (13,919)            1,802          (6,323)     (23,381)
Net income (loss) applicable to
   common units                            (8,146)       (17,220)           (1,598)         (9,825)     (36,789)
Total Comprehensive Income (loss)          (5,479)       (13,629)              881          (6,637)     (24,864)




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

                       REMINGTON PRODUCTS COMPANY, L.L.C.


                  Schedule II--Valuation & Qualifying Accounts
                                 ( in thousands)


                                                                 Additions
                                              Balance at         Charged to                       Balance at
                                              Beginning          Costs and                           End
                                               of Year            Expenses       Deductions         of Year
                                              ----------         -----------     ----------       -----------
Allowance for doubtful accounts:

   Year ended December 31, 2002               $ 4,961                 970             (923)         $ 5,008

   Year ended December 31, 2001               $ 2,864               4,232           (2,135)         $ 4,961

   Year ended December 31, 2000               $ 2,335                 878             (349)         $ 2,864


Allowance for cash discounts and returns:

   Year ended December 31, 2002               $20,070              32,481          (37,643)         $14,908

   Year ended December 31, 2001               $10,206              38,671          (28,807)         $20,070

   Year ended December 31, 2000               $10,166              19,525          (19,485)         $10,206


Inventory reserves:

   Year ended December 31, 2002               $ 7,404               2,021           (6,702)         $ 2,723

   Year ended December 31, 2001               $ 1,172               9,518           (3,286)         $ 7,404

   Year ended December 31, 2000               $ 1,639               1,309           (1,776)         $ 1,172

