Form 10-Q
period 2003-03-31
REMINGTON PRODUCTS CO LLC
filed 2003-05-12
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended March 31, 2003.

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

                                                            06-1451076
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

                                      None
             -------------------------------------------------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                               -----    -----

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX
                                      -----

                                                                                      PAGE
                                                                                      ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited):

            Consolidated Balance Sheets -
              March 31, 2003, December 31, 2002 and March 31, 2002                     3

            Consolidated Statements of Operations -
              For the three months ended March 31, 2003 and 2002                       4

            Consolidated Statements of Cash Flows -
              For the three months ended March 31, 2003 and 2002                       5

            Notes to Unaudited Consolidated Financial Statements                       6



Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                      9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                13

Item 4.     Controls and Procedures                                                   13



PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                          14

            Signature                                                                 15






                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited in thousands)

                                                                March 31,    December 31,    March 31,
                                                                  2003          2002           2002
                                                                ---------    ------------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                                   $ 29,978       $ 32,846       $ 7,683
    Accounts receivable, less allowance for doubtful
      accounts of $4,510 at March 2003, $4,552 at
      December 2002 and $4,242 at March 2002                      31,726         73,205        37,178
    Inventories                                                   53,327         49,122        70,983
    Prepaid and other assets                                       6,120          3,484         4,488
                                                                ---------      ---------     ---------
            Total current assets                                 121,151        158,657       120,332

Property, plant and equipment, net                                11,989         12,314        13,024
Goodwill, net                                                     27,720         27,720        27,720
Intangibles, net                                                  24,282         24,399        24,750
Other assets                                                      11,306         12,026        13,762
                                                                ---------      ---------     ---------
            Total assets                                        $196,448       $235,116      $199,588
                                                                =========      =========     =========
LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
    Accounts payable                                            $ 14,504       $ 24,218       $ 8,959
    Short-term borrowings                                           -             1,613         2,580
    Current portion of long-term debt                                290            314           277
    Accrued liabilities                                           29,775         49,960        29,411
                                                                ---------      ---------      --------
            Total current liabilities                             44,569         76,105        41,227
Long-term debt                                                   180,199        185,163       203,681
Other liabilities                                                    846            839           852

Members' deficit:
     Members' deficit                                            (23,257)       (19,413)      (40,252)
     Accumulated other comprehensive loss                         (5,909)        (7,578)       (5,920)
                                                                ---------       --------     ---------
            Total members' deficit                               (29,166)       (26,991)      (46,172)
                                                                ---------      ---------     ---------
            Total liabilities and members' deficit              $196,448       $235,116      $199,588
                                                                =========      =========     =========


            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Operations
                            (unaudited in thousands)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2003           2002
                                                        ----           ----
Net sales                                             $47,736         $53,805
Cost of sales                                          26,394          32,347
                                                      --------        --------
         Gross profit                                  21,342          21,458

Selling, general and administrative expenses           19,934          19,650
Amortization of intangibles                               117             117
                                                      --------        --------
         Operating income                               1,291           1,691

Interest expense, net                                   5,505           6,056
Other income                                             (538)            (93)
                                                      --------        --------
         Loss before income taxes                      (3,676)         (4,272)

Provision (benefit) for income taxes                      168            (206)
                                                      --------        --------
         Net loss                                     $(3,844)        $(4,066)
                                                      ========        ========

         Net loss applicable to common units          $(7,904)        $(7,673)
                                                      ========        ========


            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.
                      Consolidated Statements of Cash Flows
                            (unaudited in thousands)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                         2003          2002
                                                                       --------      --------
Cash flows from operating activities:
   Net loss                                                              $(3,844)    $(4,066)

   Adjustments to reconcile net loss to net cash provided by
      operating activities:
       Depreciation                                                          714         674
       Amortization of intangibles                                           117         117
       Amortization of deferred financing fees                               628         618
       Other                                                                (255)       (228)
                                                                         --------    --------
                                                                          (2,640)     (2,885)
       Changes in assets and liabilities:
          Accounts receivable                                             42,460      41,202
          Inventories                                                     (3,851)      4,041
          Accounts payable                                                (9,729)    (20,986)
          Accrued liabilities                                            (20,388)     (9,897)
          Other, net                                                      (1,784)       (933)
                                                                         --------    --------
              Cash provided by operating activities                        4,068      10,542

Cash flows from investing activities:
   Capital expenditures                                                     (325)       (683)
                                                                         --------     -------
Cash flows from financing activities:
    Repayments under credit facilities                                    (6,795)    (13,794)
    Borrowings under credit facilities                                        46       7,617
    Other                                                                    -           (55)
                                                                         --------    --------
              Cash used in financing activities                           (6,749)     (6,232)

              Effect of exchange rate changes on cash                        138         (31)
                                                                         --------    --------
Increase (decrease) in cash and cash equivalents                          (2,868)      3,596
Cash and cash equivalents, beginning of period                            32,846       4,087
                                                                         --------    --------
            Cash and cash equivalents, end of period                     $29,978     $ 7,683
                                                                         ========    ========
Supplemental cash flow information:
       Interest paid                                                     $   301     $   614
       Income taxes paid, net                                            $    39     $    59



            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.

              Notes to Unaudited Consolidated Financial Statements


1.   Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles in the United States of America, and reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair statement of the results of the interim periods presented. Results of interim periods may not be indicative of results to be expected for the entire year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

     In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others (FIN No. 45) was issued. FIN No. 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 is effective for fiscal years beginning after December 31, 2002.

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

     The adoption of the statements  listed above has not had,  individually  or
collectively,   a  material  impact  on  the  Company's  consolidated  financial position, results of operations or cash flows.

3.    Inventories

       Inventories were comprised of the following (in thousands):

                                              March 31,       December 31,       March 31,
                                                2003              2002              2002
                                              ---------       ------------       ---------
        Finished goods                         $50,057          $46,552           $67,080
        Work in process and raw materials        3,270            2,570             3,903
                                               -------          -------           -------
                                               $53,327          $49,122           $70,983
                                               =======          =======           =======


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

     Goodwill and other intangible assets were comprised of the following (in thousands):

                                                                 March 31,       December 31,       March 31,
                                                                   2003              2002              2002
                                                                 ---------       ------------       ---------
       Amortized Intangible Assets:
         Patents carrying amount                                  $ 4,670            $4,670          $ 4,670
         Patents accumulated amortization                           3,207             3,090            2,739
                                                                  -------            ------          -------
         Patents, net                                             $ 1,463            $1,580          $ 1,931
                                                                  =======            ======          =======
       Unamortized Intangible Assets:
         Goodwill                                                 $27,720           $27,720          $27,720
         Tradenames                                                22,819            22,819           22,819
                                                                  -------           -------          -------
                                                                  $50,539           $50,539          $50,539
                                                                  =======           =======          =======


     Estimated amortization expense is $467 thousand for each of the three years in the period ending December 31, 2005, $179 thousand for the year ending December 31, 2006 and zero for each year thereafter.


5.    Income Taxes

     Federal income taxes on net earnings of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for Federal income taxes for the Company. The Company provides tax for certain state and local jurisdictions where it is required to do so.
Furthermore, earnings of certain foreign operations are taxable under local statutes. In these foreign jurisdictions, deferred taxes on income are provided, if necessary, for temporary differences reflecting differences between the financial and tax basis of assets and liabilities. The Company also records valuation allowances against deferred tax assets where, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

6.    Commitments and Contingencies

     Pursuant to agreements with certain former executives of the Company, such former executives' phantom stock awards were cancelled. However, the value of the vested portion of these awards as of the beginning of 2003, as determined by the Management Committee, will be paid to the former executives at the time an 'event' occurs which would otherwise require generally payments under the Company's phantom equity program. The aggregate amount of such contingent payments is approximately $2.0 million.

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


7.     Comprehensive Loss

       Comprehensive loss consists of the following (in thousands):

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                             2003              2002
                                                                            ------            ------
Net loss                                                                   $(3,844)          $(4,066)
Other comprehensive income (loss):
   Foreign currency translation adjustments                                    482                (9)
   Net unrealized hedging gain                                               1,187               271
                                                                           --------          --------
         Comprehensive loss                                                $(2,175)          $(3,804)
                                                                           ========          ========


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

Information by segment and geographical location is as follows (in thousands):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    2003                2002
                                                  --------            --------
     Net Sales
        North America                             $24,586             $30,600
        International                              18,089              16,779
        U.S. Service Stores                         5,061               6,426
                                                  --------            --------
    Total                                         $47,736             $53,805
                                                  ========            ========
     Operating income (loss)
        North America                             $ 1,999             $ 3,103
        International                                 775                (279)
        U.S. Service Stores                          (652)               (342)
        Depreciation and amortization                (831)               (791)
                                                  --------            --------
     Total                                        $ 1,291             $ 1,691
                                                  ========            ========


                                        March 31,         December 31,      March 31,
                                          2003                2002            2002
                                        ---------         ------------      ---------
     Segment Assets
        North America                    $122,618          $137,112         $135,563
        International                      37,839            58,050           48,429
        U.S. Service Stores                 6,013             7,108            7,913
        Cash and cash equivalents          29,978            32,846            7,683
                                         --------          --------         --------
    Total                                $196,448          $235,116         $199,588
                                         ========          ========         ========


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company is a leading consumer products company focusing on the development and marketing of personal care products. The Company designs and distributes electric shavers and accessories, grooming products, hair care appliances and other small electrical consumer products. The Company distributes its products through three operating segments which are comprised of 1) the North America segment, which sells products through mass-merchant retailers, department stores and drugstore chains throughout the United States and Canada,
2) the International segment, which sells products to similar customers through an international network of subsidiaries and distributors, and 3) the U.S. Service Stores segment consisting of Company-owned and operated service stores throughout the United States.

     Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the fourth quarter of each year while the first quarter of each year is generally the Company's weakest quarter. As a result of this seasonality, the Company's inventory and working capital needs fluctuate substantially during the year.

Results of Operations

     The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income by its North American, International and U.S. Service Stores operating segments for the three months ended March 31, 2003 and 2002 (in millions except for percentages).


                                                                   Three Months Ended March 31,
                                                         ----------------------------------------------
                                                                2003                         2002
                                                         -----------------            -----------------
                                                           $           %                $           %
                                                         -----       -----            -----       -----
     Net Sales:
        North America                                    $24.5       51.4             $30.6        56.9
        International                                     18.1       37.9              16.8        31.2
        U.S. Service Stores                                5.1       10.7               6.4        11.9
                                                         ------     ------            ------      ------
                                                          47.7      100.0              53.8       100.0

     Cost of sales                                        26.4       55.3              32.3        60.0
                                                         ------     ------            ------      ------
     Gross profit                                         21.3       44.7              21.5        40.0

     Selling, general and administrative expenses         19.9       41.8              19.7        36.6
     Amortization of  intangibles                          0.1        0.2               0.1         0.2
                                                         ------     ------            ------      ------
     Operating income (loss):
        North America                                      2.0        4.2               3.1         5.8
        International                                      0.8        1.7              (0.3)       (0.6)
        U.S. Service Stores                               (0.7)      (1.5)             (0.3)       (0.6)
        Depreciation and amortization                     (0.8)      (1.7)             (0.8)       (1.4)
                                                         ------     ------           -------      ------
     Total operating income                                1.3        2.7               1.7         3.2

     Interest expense, net                                 5.5       11.5               6.1        11.4
     Other income                                         (0.5)      (1.0)             (0.1)       (0.2)
                                                         ------     ------           -------      ------
     Loss before income taxes                             (3.7)      (7.8)             (4.3)       (8.0)
     Provision (benefit) for income taxes                  0.1        0.2              (0.2)       (0.4)
                                                         ------     ------           -------      ------
     Net loss                                            $(3.8)      (8.0)            $(4.1)       (7.6)
                                                         ======     ======           =======      ======


First Quarter Ended March 2003 Versus March 2002

     Net Sales. Net sales for the quarter ended March 31, 2003 were $47.7 million compared to $53.8 million in the same period of 2002. The decline in net sales was due to lower sales in the Company's North American and U.S. Service Stores segments and was partially offset by an increase in net sales in the Company's International segment resulting from the positive impact of foreign currency exchange rates.

     Net sales in North America declined $6.1 million to $24.5 million in the first quarter of 2003, compared to $30.6 million in the first quarter of 2002. The decline was due in part to lower wellness sales resulting from the Company's decision to de-emphasize this product line. Also impacting the decline was the negative impact of higher year-end shaver inventories at certain retail accounts which resulted from a combination of a slow Christmas retail environment and lower returns.

     International net sales were $18.1 million in the first quarter of 2003 compared to $16.8 million in the first quarter of 2002. The $1.3 million increase was due to a $2.6 million positive impact of foreign currency exchange rates, partially offset by a decline in sales of wellness and other non-core products.

     Net sales through the Company's U.S. Service Stores decreased 20% to $5.1 million in the first quarter of 2003 from $6.4 million in the first quarter of 2002. The decrease was due to an average of nine fewer stores during the quarter and a 13% decrease in same stores sales.

     Gross Profit. Gross profit was $21.3 million, or 44.7% of net sales in the first quarter of 2003 compared to $21.5 million, or 40.0% of net sales in the first quarter of 2002. Despite the overall decline in sales, gross profit declined by only $0.2 million as a result of the improved gross margin percentage. This improved percentage was driven primarily by the significant reduction in the sales of lower margin wellness products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $19.9 million or 41.8% of net sales in the first quarter of 2003, compared to $19.7 million or 36.6% of net sales in 2002. Although the negative impact of a weaker dollar had the effect of increasing International expenses by $1.0 million, total expenses increased only $0.2 million as a result of cost reduction efforts and the timing of certain expenditures. The increase in expenses as a percentage of sales was primarily the result of the impact of the Company's fixed costs on the decline in net sales coupled with increased research and development expenditures.

     Operating Income. Operating income in the first quarter of 2003 decreased to $1.3 million compared to $1.7 million in the first quarter of 2002. The decline was the result of the lower sales and slightly higher operating expenses.

     Net Interest Expense. Net interest expense was $5.5 million for the first quarter of 2003 compared to $6.1 million in the first quarter of 2002. The decline in net interest expense was due principally to lower average outstanding borrowings in 2003 compared to 2002.

     Provision (Benefit) for Income Taxes. The provision for taxes was $0.1 million for the three months ended March 31, 2003 compared to a benefit of $0.2 million for the three months ended March 31, 2002. The current period's provision was the result of pretax earnings generated within the Company's International segment while the prior year's benefit was the result of pretax losses generated within the Company's International segment.


Liquidity and Capital Resources

     Net cash provided by operating activities for the first quarter of 2003 was $4.1 million versus $10.5 million during the first quarter of 2002. The decline in cash flows from operations is primarily due to a $3.9 million increase in inventory from December 2002 to March 2003 while in last year's comparable period inventories declined by $4.2 million as a result of process improvements in logistics and the simplification of product offerings, including the de-emphasis of the wellness product line. As of March 31, 2003 inventory levels were $17.7 million lower than at the same period of the prior year.

     The Company's operations are not capital intensive. During the first quarter of 2003 and 2002, the Company's capital expenditures totaled $0.3 million and $0.7 million, respectively. As a result of an expected increase in tooling for new products during 2003 total capital expenditures are expected to increase to approximately $4 million, up from $2.1 million in 2002.

     The Company's primary sources of liquidity are cash and cash equivalents, funds generated from operations and available borrowings under its $110.0 million asset based revolving credit facility (the "Facility"). Borrowings under the Facility are subject to a borrowing base of 85% of eligible receivables and 60% of eligible inventories. The Facility matures on March 31, 2006. On March 30, 2003 certain of the covenants under the Facility were amended and the maximum amount of Senior Subordinated Notes the Company is permitted to repurchase under the Facility, subject to certain restrictions, was increased from $20 million to $40 million per year with no aggregate maximum during the term of the Facility. The Company, its principal members or their affiliates, may, from time to time, enter the market to purchase or sell the Company's Senior Subordinated Notes, in compliance with any applicable securities laws.

     As of March 31, 2003, the Company was in compliance with all covenants under the Facility and availability under the Facility was approximately $43 million in addition to the Company's cash and cash equivalents of $30.0 million. The Company believes that its cash and cash equivalents, together with cash generated from operations and borrowing resources, will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.


Critical Accounting Policies

     As  disclosed  in  Note  1 to the  "Notes  to  the  Consolidated  Financial
statements", the preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. The following accounting policies, which were disclosed in the Company's report on Form 10-K and for which there has been no change in their application as of March 31, 2003, affect the Company's more significant estimates used in the preparation of its consolidated financial statements:

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


ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

     There are no material changes to the disclosure on this matter made in the Company's report on Form 10-K for the year ended December 31, 2002.


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

                            PART II OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

10.1 Amendment  No. 5, dated as of March 30,  2003 to the  Credit and  Guarantee
     Agreement  by  and  among  Remington   Products  Company,   L.L.C.,   Fleet
     Securities, Congress Financial Corporation and Fleet Capital Corporation.

10.2 Amendment  No. 6, dated as of April 30,  2003 to the  Credit and  Guarantee
     Agreement  by  and  among  Remington   Products  Company,   L.L.C.,   Fleet
     Securities, Congress Financial Corporation and Fleet Capital Corporation.

(b)  Reports on Form 8-K

     On March 11, 2003 the Company filed a Current Report on Form 8-K, reporting under Item 5 the announcement that the Company issued a press release on its Fiscal 2002 results.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REMINGTON PRODUCTS COMPANY, L.L.C.


                              By:      /s/ Kris J. Kelley
                                 ---------------------------------------------
                                 Kris J. Kelley, Vice President and Controller
Date:  May 12, 2003


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

Date:  May 12, 2003

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

     Date:  May 12, 2003

                                          /s/ Alexander R. Castaldi
                                          -------------------------------------
                                          Alexander R. Castaldi, Executive Vice
                                           President, Chief Financial and
                                           Administrative Officer