Form 10-Q
period 2003-06-30
REMINGTON PRODUCTS CO LLC
filed 2003-08-12
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarter ended June 30, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission file number 333-07429
                                               333-07429-01

                       Remington Products Company, L.L.C.
                             Remington Capital Corp.
             (Exact name of registrant as specified in its charter)

                                                           06-1451076
                Delaware                                   06-1451079
--------------------------------------                   ----------------------
(State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                           Identification Nos.)

60 Main Street, Bridgeport, Connecticut                                06604
---------------------------------------                             -----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:            (203)  367-4400
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
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---


     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                               ---     ---

                       REMINGTON PRODUCTS COMPANY, L.L.C.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX
                                      -----

                                                                           PAGE
                                                                           ----


 PART I.    FINANCIAL INFORMATION

 Item I.    Financial Statements (unaudited):

            Consolidated Balance Sheets -
              June 30, 2003, December 31, 2002 and June 30, 2002             3

            Consolidated Statements of Operations -
              For the three and six months ended June 30, 2003 and 2002      4

            Consolidated Statements of Cash Flows -
              For the six months ended June 30, 2003 and 2002                5

            Notes to Unaudited Consolidated Financial Statements             6



 Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10


 Item 3.    Quantitative and Qualitative Disclosures about Market Risk      15


 Item 4.    Controls and Procedures                                         15


 PART II.   OTHER INFORMATION


 Item 6.    Exhibits and Reports on Form 8-K                                15


            Signature                                                       16

                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited, in thousands)

                                                                    June30,      December 31,    June 30,
                                                                     2003           2002           2002
                                                                   --------      ------------   ----------
ASSETS

Current assets:
    Cash and cash equivalents                                       $ 24,748       $ 32,846      $  3,724
    Accounts receivable, less allowance for doubtful accounts
      of $4,556 at June 2003,  $4,552 at December 2002
      and $4,550 at June 2002                                         41,170         73,205        46,382
    Inventories                                                       52,150         49,122        67,188
    Prepaid and other current assets                                   6,044          3,484         4,584
                                                                    ---------      ---------     ---------
        Total current assets                                         124,112        158,657       121,878

Property, plant and equipment, net                                    12,148         12,314        12,809
Goodwill                                                              27,720         27,720        27,720
Intangibles, net                                                      24,165         24,399        24,630
Other assets                                                          10,439         12,026        13,894
                                                                    ---------      ---------     ---------
        Total assets                                                $198,584       $235,116      $200,931
                                                                    =========      =========     =========

LIABILITIES AND MEMBERS' DEFICIT

Current liabilities:
    Accounts payable                                                $ 19,363       $ 24,218      $ 16,188
    Short-term borrowings                                                  -          1,613         2,512
    Current portion of long-term debt                                    241            314           295
    Accrued liabilities                                               23,884         49,960        27,723
                                                                    ---------      ---------     ---------
            Total current liabilities                                 43,488         76,105        46,718

Long-term debt                                                       180,228        185,163       200,303
Other liabilities                                                        844            839           852

Members'deficit:
     Members' deficit                                                (20,338)       (19,413)      (40,490)
     Accumulated other comprehensive loss                             (5,638)        (7,578)       (6,452)
                                                                    ---------      ---------     ---------
            Total members'deficit                                    (25,976)       (26,991)      (46,942)
                                                                    ---------      ---------     ---------
            Total liabilities and members' deficit                  $198,584       $235,116      $200,931
                                                                    =========      =========     =========


            See notes to unaudited consolidated financial statements.



                                      Remington Products Company, L.L.C.
                                     Consolidated Statements of Operations
                                           (unaudited, in thousands)



                                               Three Months Ended June 30,       Six Months Ended June 30,
                                               ---------------------------       -------------------------
                                                   2003            2002            2003            2002
                                               ------------    -----------       --------        ---------
Net sales                                        $ 71,267       $ 70,000         $119,003        $123,805
Cost of sales                                      39,804         41,742           66,198          74,089
                                                 ---------      ---------        ---------       ---------
          Gross profit                             31,463         28,258           52,805          49,716

Selling, general and administrative expenses       22,680         23,254           42,614          42,904

Amortization of intangibles                           117            119              234             236
                                                 ---------      ---------        ---------       ---------

   Operating income                                 8,666          4,885            9,957           6,576

Interest expense, net                               5,649          5,840           11,154          11,896
Other income                                         (428)          (578)            (966)           (671)
                                                 ---------      ---------        ---------       ---------
         Income (loss) before income taxes          3,445           (377)            (231)         (4,649)

Provision (benefit) for income taxes                  526           (139)             694            (345)
                                                 ---------      ----------       ---------       ---------
         Net income (loss)                       $  2,919        $  (238)        $   (925)       $ (4,304)
                                                 =========      ==========       =========       =========


Net loss applicable to common units              $ (1,263)       $ (3,954)       $ (9,167)       $(11,627)
                                                 =========      ==========       ==========      =========



            See notes to unaudited consolidated financial statements.

                                       Remington Products Company, L.L.C.
                                      Consolidated Statements of Cash Flows
                                            (unaudited, in thousands)



                                                                                    Six Months Ended June 30,
                                                                                  ----------------------------
                                                                                      2003             2002
                                                                                  -----------      -----------
Cash flows from operating activities:
   Net loss                                                                        $  (925)          $(4,304)

   Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

       Depreciation                                                                  1,490             1,365
       Amortization of intangibles                                                     234               236
       Amortization of deferred financing fees                                       1,253             1,028
       Other                                                                           746            (1,235)
                                                                                   --------         ---------
                                                                                     2,798            (2,910)
       Changes in assets and liabilities:
          Accounts receivable                                                       34,786            34,141
          Inventories                                                               (2,270)            9,700
          Accounts payable                                                          (5,084)          (14,050)
          Accrued liabilities                                                      (27,086)          (12,355)
          Other, net                                                                (3,834)           (2,762)
                                                                                   --------         ---------
              Net cash provided by (used in) operating activities                     (690)           11,764
                                                                                   --------         ---------
Cash flows from investing activities:

   Capital expenditures                                                             (1,131)          (1,062)
                                                                                   --------         ---------
Cash flows from financing activities:
    Repayments  under credit facilities                                             (7,301)         (23,099)
    Borrowings under credit facilities                                                 351           12,037
    Other                                                                                -             (223)
                                                                                   --------         --------
              Net cash used in financing activities                                 (6,950)         (11,285)
                                                                                   --------         --------
              Effect of exchange rate changes on cash                                  673              220
                                                                                   --------         --------
Decrease in cash                                                                    (8,098)            (363)
Cash, beginning of period                                                           32,846            4,087
                                                                                   --------         --------
              Cash, end of period                                                 $ 24,748          $ 3,724
                                                                                   ========         ========
Supplemental cash flow information:

       Interest paid                                                              $ 10,367          $11,076
       Income taxes paid, net                                                     $     97          $   251



            See notes to unaudited consolidated financial statements.

                       Remington Products Company, L.L.C.

              Notes to Unaudited Consolidated Financial Statements



1.    Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to accounting principles generally accepted in the United States of America, and reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair statement of the results of the interim periods presented. Results of interim periods may not be indicative of results to be expected for the entire year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements included in its Form 10-K for the year ended December 31, 2002. Certain prior period amounts have been reclassified to conform with the current presentation.

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


2.    Recent Accounting Pronouncements

     In August 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 was adopted by the Company on January 1, 2003.

     In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others (FIN No. 45) was issued. FIN No. 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of FIN No. 45 were effective for the Company at December 31, 2002, and its initial measurement and recognition provisions effective for guarantees entered into or modified after that date.

     In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46) was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date, and to all other interests in variable interest entities effective July 1, 2003.

     In April 2003, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued. SFAS No. 149 clarifies the definition of derivatives, expands the nature of exemptions from Statement 133, clarifies the application of hedge accounting when using certain instruments and modifies the cash flow presentation of derivative instruments that contain financing elements. This Statement is effective for all derivative transactions and hedging relationships entered into or modified after June 30, 2003.

     In May 2003, SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity was issued. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify as liabilities a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.

        The adoption of the statements and interpretations listed above has not had, individually or collectively, a material impact on the Company's consolidated financial position, results of operations or cash flows.


3.   Inventories

      Inventories were comprised of the following (in thousands):

                                                   June 30,      December 31,     June 30,
                                                     2003           2002            2002
                                                   --------      ------------     --------
         Finished goods                            $47,994         $46,552        $63,485
         Work in process and raw materials           4,156           2,570          3,703
                                                   -------         -------        -------
                                                   $52,150         $49,122        $67,188
                                                   =======         =======        =======


4.   Goodwill and Other Intangibles

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. In accordance with SFAS No. 142, beginning on January 1, 2002, the Company's goodwill and its tradenames, which have been deemed to have indefinite lives, are no longer being amortized and are subject to annual impairment tests. As of January 1, 2002 the Company performed the required transitional impairment tests of goodwill and tradenames and no transitional impairment was present. As of June 30, 2002 and 2003 the Company performed the required annual impairment tests of goodwill and tradenames and no impairment was present.

     Goodwill and other intangible assets were comprised of the following (in thousands):


                                                              June 30,      December 31,     June 30,
                                                                2003           2002            2002
                                                             ----------    -------------    ----------
       Amortized Intangible Assets:
         Patents carrying amount                               $ 4,670        $4,670          $ 4,670
         Patents accumulated amortization                        3,324         3,090            2,859
                                                               -------        ------          -------
         Patents, net                                          $ 1,346        $1,580          $ 1,811
                                                               =======        ======          =======

       Unamortized Intangible Assets:
         Goodwill                                              $27,720       $27,720          $27,720
         Tradenames                                             22,819        22,819           22,819
                                                               -------       -------          -------
                                                               $50,539       $50,539          $50,539
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

6.   Commitments and Contingencies

     Pursuant to agreements with certain former executives of the Company, such former executives' phantom stock awards were cancelled. However, the value of the vested portion of these awards as of the beginning of 2003, as determined by the Management Committee of the Company, will be paid to the former executives at the time an "event" occurs which would otherwise require generally payments under the Company's phantom equity program. The aggregate amount of such contingent payments is approximately $2.0 million.

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


7.   Comprehensive Income

     Comprehensive income consists of the following (in thousands):



                                                  Three Months Ended June 30,     Six  Months ended June 30,
                                                  ---------------------------     --------------------------
                                                     2003              2002         2003              2002
                                                  ---------          --------     --------          --------
Net income (loss)                                 $ 2,919            $ (238)       $  (925)          $(4,304)
Other comprehensive income:
   Foreign currency translation adjustments         1,613               916          2,095               907
   Net unrealized hedging loss                     (1,342)           (1,448)          (155)           (1,177)
                                                  --------           -------       --------          --------
         Comprehensive income (loss)              $ 3,190            $ (770)       $ 1,015           $(4,574)
                                                  ========           =======       ========          ========



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

Information by segment and geographical location is as follows (in thousands):

                                                  Three Months Ended March 31,       Six Months Ended June 30,
                                                  ----------------------------       -------------------------
                                                      2003            2002               2003          2002
                                                  ------------   -------------       ------------    ---------

    Net Sales:
        North America                                 $44,715        $46,042            $ 69,301       $ 76,642
        International                                  20,753         16,705              38,842         33,484
        U.S. Service Stores                             5,799          7,253              10,860         13,679
                                                      --------       --------           ---------      ---------
    Total                                             $71,267        $70,000            $119,003       $123,805
                                                      ========       ========           =========      =========
     Operating income
        North America                                 $ 7,810        $ 6,358            $  9,509       $  9,461
        International                                   1,942           (518)              3,017           (797)
        U.S. Service Stores                              (193)          (145)               (845)          (487)
        Depreciation and amortization                    (893)          (810)             (1,724)        (1,601)
                                                      --------       --------           ---------      ---------
     Total                                            $ 8,666        $ 4,885            $  9,957       $  6,576
                                                      ========       ========           =========      =========


                                         June 30,        December 31,          June 30,
                                           2003             2002                 2002
                                        ----------       ------------         ----------
     Segment Assets:
        North America                    $122,408          $137,112            $140,731
        International                      44,986            58,050              48,948
        U.S. Service Stores                 6,442             7,108               7,528
        Cash and cash equivalents          24,748            32,846               3,724
                                         --------          --------            --------
    Total                                $198,584          $235,116            $200,931
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


Results of Operations

     The following table sets forth the Company's unaudited consolidated statements of operations, including net sales and operating income, by its North America, International and U.S. Service Stores operating segments for the three and six months ended June 30, 2003 and 2002.


                                              Three Months Ended June 30,              Six Months Ended June 30,
                                          -----------------------------------     -----------------------------------
                                               2003             2002                   2003               2002
                                          --------------     ----------------      ---------------    ---------------
                                            $        %          $         %          $         %        $         %
                                          -----    -----      -----     -----      -----     -----    -----     -----
     Net Sales:
        North America                     $44.7     62.7      $46.0      65.7      $69.3      58.2     $76.6     61.9
        International                      20.8     29.2       16.7      23.9       38.8      32.6      33.5     27.0
        U.S. Service Stores                 5.8      8.1        7.3      10.4       10.9       9.2      13.7     11.1
                                          ------   ------     ------    ------     ------    ------    ------   ------
                                           71.3    100.0       70.0     100.0      119.0     100.0     123.8    100.0

     Cost of sales                         39.8     55.8       41.7      59.6       66.2      55.6      74.1     59.9
                                          ------   ------     ------    ------     ------    ------    ------   ------
     Gross profit                          31.5     44.2       28.3      40.4       52.8      44.4      49.7     40.1

     Selling, general and
       administrative expenses             22.7     31.9       23.3      33.3       42.6      35.8      42.9     34.7
     Amortization of  intangibles           0.1      0.1        0.1       0.1        0.2       0.2       0.2      0.1
                                          ------   ------     ------    ------     ------    ------    ------   ------
     Operating income:
        North America                       7.9     11.1        6.3       9.0        9.5       8.0       9.5      7.7
        International                       1.9      2.7       (0.5)     (0.7)       3.0       2.5      (0.8)    (0.6)
        U.S. Service Stores                (0.2)    (0.3)      (0.1)     (0.1)      (0.8)     (0.7)     (0.5)    (0.4)
        Depreciation and amortization      (0.9)    (1.3)      (0.8)     (1.2)      (1.7)     (1.4)     (1.6)   ( 1.4)
                                          ------   ------     ------    ------     ------    ------    ------   ------
     Total operating income                 8.7     12.2        4.9       7.0       10.0       8.4       6.6      5.3

     Interest expense, net                  5.6      7.9        5.8       8.4       11.2       9.4      11.9      9.6
     Other income                          (0.3)    (0.4)      (0.5)     (0.9)      (1.0)     (0.8)     (0.7)    (0.6)
                                          ------   ------     ------    ------     ------    ------    ------   ------
     Income (loss) before income taxes      3.4      4.8       (0.4)     (0.5)      (0.2)     (0.2)     (4.6)    (3.7)

 Provision (benefit) for income taxes       0.5      0.7       (0.2)     (0.3)       0.7       0.6      (0.3)    (0.2)
                                          ------   ------     ------    ------     ------    ------    ------   ------

     Net income (loss)                    $ 2.9      4.1      $(0.2)     (0.2)     $(0.9)     (0.8)    $(4.3)    (3.5)
                                          ======   ======     ======    ======     ======    ======    ======   ======



Second Quarter Ended June 30, 2003 Versus June 30, 2002

     Net Sales. Net sales for the quarter ended June 30, 2003 increased 2% to $71.3 million compared to $70.0 million for the quarter ended June 30, 2002. The increase was driven by higher net sales in the International segment principally as a result of the positive impact of foreign currency exchange rates and by strong sales of shaver and grooming products in North America. This increase was partially offset by a decline in sales of haircare and wellness products in North America and lower sales in the Company's U.S. Service Stores segment.

     Net sales in North America declined 3% to $44.7 million in the second quarter of 2003, compared to $46.0 million in the second quarter of 2002. Sales of shaver and grooming products increased in North America, principally a result of new products and increased distribution at existing customers. This increase was offset by a decline in wellness sales as a result of the decision to de-emphasize the product line and lower haircare sales which benefited in the prior year from new product introductions.

     International net sales were $20.8 million an increase of 25% over the $16.7 million in the second quarter of 2002. Of the $4.1 million increase $2.9 million resulted from the positive impact of foreign currency exchange rates. Also impacting the increase was higher sales of shaver, grooming and haircare products which was partially offset by lower sales of wellness and other non-core products.

     Net sales through the Company's U.S. Service Stores decreased 21% to $5.8 million in the second quarter of 2003 from $7.3 million in the second quarter of 2002. The decrease was due to a 13% decline in same store sales and 10 fewer stores on average operating during the comparable periods.

     Gross Profit. Gross profit was $31.5 million, or 44.2% of net sales in the second quarter of 2003 compared to $28.3 million, or 40.4% of net sales in the second quarter of 2002. The increase in percentage over the prior year was the result of the combination of a better sales mix toward shaver and grooming products and product cost savings, including the positive impact of foreign currency on U.S. dollar denominated inventory purchases in the International segment.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $22.7 million, or 31.9% of net sales, in the second quarter of 2003, compared to $23.3 million or 33.3% of net sales in 2002. Although the negative impact of a weaker dollar had the effect of increasing International expenses by $1.1 million, total expenses decreased by $0.6 million primarily as a result of lower expenses in the U.S. Service Stores segment and lower distribution expenses in North America.

     Operating Income. Operating income for the second quarter of 2003 was $8.7 million compared to $4.9 million in the second quarter of 2002. The increase was the result of the higher sales, improved gross margin and lower operating expenses.

     Net Interest Expense. Net interest expense decreased to $5.6 million for the second quarter of 2003 compared to $5.8 million in the second quarter of 2002. The decline was due primarily to lower average borrowings in 2003 compared to 2002.

     Other Income. Other income was $0.3 million in the second quarter of 2003 compared to $0.5 million in the second quarter of 2002. The decline was primarily the result of lower currency gains on U.S. dollar denominated obligations in the Company's International segment.

     Provision (Benefit) for Income Taxes. The net provision for income taxes was $0.5 million for the second quarter of 2003 compared to a benefit of $0.2 million in the second quarter of 2002. The current period's provision was the result of pretax earnings generated within the Company's International segment while the prior year's benefit was the result of pretax losses generated within the Company's International segment.


Six Months Ended June 30, 2003 Versus June 30, 2002

     Net Sales. Net sales for the six months ended June 30, 2003 were $119.0 million, a decrease of 4% compared to $123.8 million for the six months ended June 30, 2002. The decrease in net sales was the result of lower sales in the North America and U.S. Service Stores segments. These declines were partially offset by an increase in the International segment resulting from the positive impact of foreign currency exchange rates.

     Net sales in North America were $69.3 million for the first six months of 2003, a decrease of 10% compared to $76.6 million for the first six months of 2002. The decline was the result of lower wellness sales resulting from the Company's decision to de-emphasize this product line, coupled with lower haircare sales which benefited in the prior year from new product introductions. Also impacting the decline were lower shaver and grooming sales in the first quarter which resulted from higher year-end shaver inventories at certain retail accounts due to a slow Christmas retail environment and lower returns.

     International net sales were $38.8 million for the first six months of 2003, an increase of $5.3 million or 16% compared to $33.5 million for the first six months of 2002. The increase in net sales was due to the $5.5 million positive impact of foreign currency exchange rates and an increase in sales of shaver, grooming and haircare products. These increases were partially offset by lower sales of wellness and other non-core products.

     Net sales in the U.S. Service Stores were $10.9 million for the first six months of 2003, a 20% decrease compared to $13.7 million for the first six months of 2002. The decrease was in part the result of 10 fewer stores on average operating during the first six months of 2003 compared to the first six months of 2002. Also contributing to the decline was a 13% decrease in same store sales versus the same period a year ago.

     Gross Profit. Gross profit was $52.8 million, or 44.4% of net sales for the first six months of 2003 compared to $49.7 million, or 40.1% of net sales for the first six months of 2002. The increase in percentage over the prior year was primarily the result of a better sales mix toward shaver and grooming products. Also impacting the improved margin were product cost savings, which included the positive impact of foreign currency on U.S. dollar denominated inventory purchases in the International segment.

     Selling General and Administrative Expenses. Selling, general and administrative expenses were $42.6 million or 35.8% of net sales for the first six months of 2003, compared to $42.9 million or 34.7% of net sales in 2002. An increase in expenses of $2.1 million resulting from the effect of the weaker dollar on the translation of International expenses was offset by lower distribution costs and lower expenses within the U.S. Service Stores segment resulting from fewer stores in operation during the comparable periods.

     Operating Income. Operating income for the first six months of 2003 was $10.0 million compared to $6.6 million for the first six months of 2002. The increase from period to period was the result of the improved gross margin and lower operating expenses partially offset by the lower net sales.

     Net Interest Expense. Net interest expense decreased to $11.2 million for the first six months of 2003 compared to $11.9 million for the first six months of 2002. The decline was the result of lower average borrowings during the first six month of 2003 compared to the same period in 2002.

     Other Income. Other income increased to $1.0 million in the first six months of 2003 compared to $0.7 million in the same period of the prior year. This increase was primarily the result of higher currency gains on U.S. dollar denominated obligations in the Company's International segment.

     Provision (Benefit) for Income Taxes. The net provision for income taxes was $0.7 million for the first six months of 2003 compared to a benefit of $0.3 million in the same period of 2002. The current period's provision was the result of pretax earnings generated within the Company's International segment while the prior year's benefit was the result of pretax losses generated within the Company's International segment.


Liquidity and Capital Resources

     Net cash used in operating activities for the first six months of 2003 was $0.7 million compared to $11.8 million in cash provided by operating activities in the same period of 2002. The variance from 2002 to 2003 was due primarily to the reduction of excess working capital during the first six months of 2002.

     The Company's operations are not capital intensive. The Company's capital expenditures totaled $1.1 million during the first six months of 2003 and 2002. As a result of an increase in tooling and machinery for new products, total capital expenditures for 2003 are expected to increase to approximately $4 million, up from $2.1 million in 2002.

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

     As of June 30, 2003, the Company was in compliance with all covenants under the Facility and availability under the Facility was approximately $50 million in addition to the Company's cash and cash equivalents of $24.8 million. The Company believes that its cash and cash equivalents, together with cash generated from operations and borrowing resources, will be adequate to permit the Company to meet both its debt service requirements and capital requirements for the next twelve months, although no assurance can be given in this regard.

Critical Accounting Policies

     As disclosed in Note 1 to the "Notes to the Unaudited Consolidated Financial Statements", the preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. The following accounting policies, which were disclosed in the Company's report on Form 10-K for the year ended December 31, 2002 and for which there has been no change in their application as of June 30, 2003, affect the Company's more significant estimates used in the preparation of its consolidated financial statements:

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

Inventory Reserves:
     The Company's inventory is valued at the lower of cost or estimated net realizable value. The Company regularly reviews inventory quantities on hand for slow moving or obsolete items based upon expected future demand. For such items, if it is estimated that the market value is below the original cost, the Company reduces the book value to the net amount expected to be realized upon sale. This reduction in value is charged to cost of sales. If demand does not meet management's expectations, additional inventory write-downs may be required.

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


ITEM 4.  Controls and Procedures

     The Company's  Chief Executive  Officer (CEO) and Chief  Financial  Officer
(CFO) evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation the CEO and CFO concluded that the Company's disclosure controls and procedures were effective.

     During the quarter ended June 30, 2003 there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                            PART II OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

     10.12 Executive Severance Agreement dated as of November 25, 1996 between Remington and Alexander R. Castaldi.

     31.1 Chief Executive Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Chief Financial Officer Certification of Periodic Financial Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K

     On May 1, 2003 the Company filed a Current Report on Form 8-K, reporting under Item 9 and Item 12 the announcement that the Company issued a press release on its first quarter 2003 results.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       REMINGTON PRODUCTS COMPANY, L.L.C.


                       By:               /s/ Kris J. Kelley
                          -----------------------------------------------------
                          Kris J. Kelley, Vice President and Controller

Date:  August 12, 2003