Form 10-K/A
period 2002-12-31
REMINGTON PRODUCTS CO LLC
filed 2003-09-26
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                   Amendment No. 1

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes        No  X
                                      -----     -----
Explanatory Note:
     This amendment is being filed to reflect the restatement of Remington Products Company, L.L.C.'s consolidated financial statements, as discussed in
Note 15 thereto, and other information related to such restated financial statements. Except for Item 1 of Part I, Items 6 and 8 of Part II and Item 15 of
Part IV, no other information included in the original report on Form 10-K is amended by Form 10-K/A.

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

Forward Looking Statements

     This annual report on Form 10-K/A may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among the many factors that could cause actual results to differ materially from any forward-looking statements are the success of new product introductions and promotions, changes in the competitive environment for the Company's products, changes in economic conditions, foreign exchange risk, outcome of litigation, and other factors discussed herein and in prior Securities and Exchange Commission filings by the Company. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

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

Risk Factors

     In connection with a review of this Annual Report on Form 10-K/A, the following risk factors should be considered carefully.

     Debt. Remington has a significant amount of indebtedness. As of December 31, 2002 the Company had outstanding indebtedness of approximately $187 million or approximately $154 million net of approximately $33 million of cash and cash equivalents. Remington's substantial indebtedness could have important consequences. For example, it could:


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

     Litigation. The Company is engaged in a number of active litigations. In addition to litigation arising in the ordinary course of business, the Company is involved in a series of legal disputes with Philips. In each of several related actions which are pending in the United Kingdom, Philips has alleged that the sale of Remington's rotary shavers infringes upon registered trademarks owned by Philips. Accordingly, Philips is seeking damages and injunctions relating to the rotary shavers which Remington sells in the United Kingdom.
Remington is defending these actions vigorously and has filed counterclaims alleging the invalidity of Philip's trademarks. The Company has filed preemptive claims against Philips in each of France and Italy seeking to nullify rotary shaver trademarks held by Philips in these countries. In response to Remington's claims and the sale by Remington of its rotary shavers, Philips has filed counterclaims alleging trademark infringement by Remington. At the present time, the Company cannot assess the damages that it would incur in the event it were to lose one or more of the pending or future litigations with Philips, although it does believe that such a loss or losses would not have a material adverse effect on its consolidated fiancial position or results of operations.

                                     PART II

ITEM 6.   Selected Financial Data

     The following table summarizes selected financial information and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein (in thousands):


                                                                  Year Ended December 31,
                                     -----------------------------------------------------------------------------
                                       2002              2001               2000           1999             1998
                                     --------          --------           --------       --------         --------
Statement of  Operations Data:

Net sales                             $365,061          $356,022         $342,180        $299,500        $252,300

Operating  income                       40,157             1,903           38,255          29,120           6,016

Interest expense, net                   24,196            26,341           24,368          21,494          20,499

Net income (loss) (1)                   16,773           (23,381)          12,737           6,035         (15,337)

Depreciation and amortization            3,402             5,834            5,753           5,555           5,169

Balance Sheet Data (at period end):

Working capital                        $82,552           $87,446         $106,039         $85,053         $68,294

Total assets (3)                       234,957           241,736          242,487         223,990         195,727

Total debt                             187,090           213,042          203,266         195,841         187,668

Cumulative  Preferred Dividend (2)      73,335            58,243           44,835          32,921          22,336

-------------------------------
     (1) Due to the  fact  that  the  Company  is a  limited  liability  company
("L.L.C.") federal income taxes on net earnings of the Company are payable directly by the members pursuant to the Internal Revenue Code. Accordingly, no provision has been made for federal income taxes for the Company. However, certain state and local jurisdictions do not recognize L.L.C. status for taxing purposes and require taxes to be paid on net earnings. Furthermore, earnings of certain foreign operations are taxable under local statutes.
     (2) Dividend payments are subject to restrictions by the terms of the Company's debt agreements. See Note 6 of the "Notes to Consolidated Financial Statements."
     (3) As restated for December 31, 2002. See note 15 in the Consolidated Financial Statements and accompanying notes thereto appearing elsewhere herein.

                                     PART II

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

                        REMINGTON PRODUCTS COMPANY, L.L.C.

                        By:    /s/Kris J. Kelley
                           ----------------------------------------------
                            Kris J. Kelley, Vice President and Controller

Date:  September 25, 2003

                          INDEX TO FINANCIAL STATEMENTS



                                                                                       Pages
                                                                                       -----
Financial Statements

  Independent Auditors' Report                                                          F-2

  Consolidated Balance Sheets as of December 31, 2002 (Restated) and 2001               F-3

  Consolidated Statements of Operations for the years ended
      December 31, 2002, 2001 and 2000                                                  F-4

  Consolidated Statements of Members' Deficit for the years
      ended December 31, 2002 (Restated), 2001 and 2000                                 F-5

  Consolidated Statements of Cash Flows for the years ended
      December 31, 2002,2001 and 2000                                                   F-6

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

     As discussed in Note 15 to the consolidated financial statements, the accompanying 2002 financial statements have been restated.


DELOITTE & TOUCHE LLP



Stamford, Connecticut
February 7, 2003
(September 25, 2003 as to Note 15)

                       Remington Products Company, L.L.C.

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                          December 31,
                                                                ----------------------------
                                                                   2002              2001
                                                                -----------       ----------
                                                               (As Restated,
                                                                see Note 15)
ASSETS
Current assets:
    Cash and cash equivalents                                    $ 32,846            $4,087
    Accounts receivable, net                                       73,205            78,849
    Inventories                                                    49,122            75,216
    Prepaid and other assets                                        3,484             3,451
                                                                 ---------         ---------
            Total current assets                                  158,657           161,603

Property, plant and equipment, net                                 12,314            13,006
Goodwill, net                                                      27,720            27,720
Other intangibles, net                                             24,399            24,866
Other assets                                                       11,867            14,541
                                                                 ---------         ---------
            Total assets                                         $234,957          $241,736
                                                                 =========         =========

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
    Accounts payable                                             $ 24,218          $ 30,006
    Short-term borrowings                                           1,613             4,075
    Current portion of long-term debt                                 314               322
    Accrued liabilities                                            49,960            39,754
                                                                 ---------         ---------
            Total current liabilities                              76,105            74,157

Long-term debt                                                    185,163           208,645
Other liabilities                                                   3,443             1,302
Commitments and contingencies

Members' deficit:
     Members' deficit                                             (19,413)          (36,186)
     Accumulated other comprehensive income                       (10,341)           (6,182)
                                                                 ---------         ---------
            Total members' deficit                                (29,754)          (42,368)
                                                                 ---------         ---------
            Total liabilities and members' deficit               $234,957          $241,736
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

                       Remington Products Company, L.L.C.

                   Consolidated Statements of Members' Deficit
                                 (in thousands)


                                                                                             Accumulated
                                                                                                Other           Total
                                        Preferred      Common     Other     Accumulated     Comprehensive      Members'
                                         Equity         Units    Capital      Deficit           Income          Deficit
                                        ---------      ------    -------    -----------     -------------      --------
Balance, January 1, 2000                $ 94,921       $6,880   $(73,921)    $(53,318)         $(2,345)       $(27,783)

     Preferred dividend                   11,914                              (11,914)
     Comprehensive income (loss):
       Net income                                                              12,737
       Foreign currency translation                                                             (2,235)
       Unrealized hedging loss                                                                    (223)
    Total comprehensive income                                                                                  10,279
                                        --------       ------   ---------    ---------         --------       ---------
Balance, December 31, 2000               106,835        6,880    (73,921)     (52,495)          (4,803)        (17,504)


     Preferred dividend                   13,408                              (13,408)                               -
    Comprehensive income (loss):
       Net loss                                                               (23,381)
       Foreign currency translation                                                             (1,546)
       Unrealized hedging gain                                                                     167
       Dividend distribution                                                     (104)
    Total comprehensive loss                                                                                   (24,864)
                                        --------       ------   ---------    ---------         --------       ---------
Balance, December 31, 2001               120,243        6,880    (73,921)     (89,388)          (6,182)        (42,368)


     Preferred dividend                   15,092                              (15,092)                               -
    Comprehensive income (loss):
       Net income                                                              16,773
       Additional mimimum pension
           liability adjustment
           (as restated, see note 15)                                                           (2,763)
       Foreign currency translation                                                              1,390
       Unrealized hedging loss                                                                  (2,786)
    Total comprehensive income                                                                                  12,614
                                        --------       ------   ---------    ---------         --------       ---------
Balance, December 31, 2002              $135,335       $6,880   $(73,921)    $(87,707)         $(10,341)      $(29,754)
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

     Use of Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results will differ from those estimates. Estimates are used for, but not limited to the establishment of the allowance for doubtful accounts, reserves for sales returns and allowances, reserves for obsolete inventories, product warranty costs, taxes, pension liability and contingencies.

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

     Pretax income/(losses) for years ended December 31, are as follows (in thousands):

                                        2002         2001        2000
                                      ---------    ---------   ---------

U.S. operations                        $15,242     $ (3,503)    $11,765
Non-U.S. operations                      1,732      (22,974)      1,371
                                       -------     ---------    -------
        Total                          $16,974     $(26,477)    $13,136
                                       ========    =========    =======


    The provision for income taxes consists of the following for the years ended December 31 (in thousands):

                                        2002         2001        2000
                                      ---------   ---------   ---------
Current:
   Foreign                             $(1,103)     $   151       $ (55)
   State and local                          30           42          26
Deferred:
   Foreign                               1,274       (3,289)        428
                                       --------     --------      ------
        Total                          $   201      $(3,096)      $ 399
                                       ========     ========      ======



Reconciliation of income taxes computed at the U.S. Federal statutory income tax rate to the provision for income taxes (in thousands):

Income taxes computed at statutory U.S. Federal           $5,941     $(9,270)      $4,734
   income tax rate
Partnership status for U.S. federal income
    tax purposes                                          (5,335)      1,344       (4,254)
State and local income taxes                                  30          42           26
Foreign tax refunds                                            -           -         (924)
Establishment/(reversal) of valuation allowance             (875)      3,998          (16)
Adjustment for foreign income tax rates                      440         790          833
                                                          -------    --------      -------
Provision for income taxes                                $  201     $(3,096)      $  399
                                                          =======    ========      =======



    The components of the Company's deferred tax assets and liabilities included on the balance sheet at December 31 are as follows (in thousands):

                                                          2002          2001
                                                         -------      -------
Depreciation and other                                    $1,798      $  530
Foreign tax loss carryforwards                             6,724       8,758
                                                          ------      -------
                                                           8,522       9,288

     Less valuation allowance                             (4,773)     (5,161)
                                                          -------     -------
Total deferred tax assets (liabilities), net              $3,749      $4,127
                                                          =======     =======

     The valuation allowance relates primarily to the foreign tax loss carryforwards and other foreign deferred tax assets. The valuation allowance has been recorded against the portion of the foreign tax loss carryforwards and other deferred tax assets for which, based on the available evidence, it is more likely than not that a tax benefit will not be realized. Approximately $2.5 million of the $21.4 million in foreign tax loss carryforwards expire between 2003 through 2007, while the remaining $18.9 million has no expiration date.


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

     Information regarding the Company's pension plan as of December 31, 2002 and 2001 are as follows (in thousands):

Change in Benefit Obligation:                            2002         2001
                                                        ------       ------
   Benefit obligation at beginning of year              $6,760       $6,893
   Service cost                                            375          362
   Interest cost                                           407          355
   Actuarial loss                                          923            -
   Benefits paid                                          (657)        (679)
   Currency exchange rate effects                          768         (171)
                                                        -------      -------
   Benefit obligations at end of year                    8,576        6,760
                                                        -------      -------


Change in Plan Assets:
   Fair value of plan assets at beginning of year        5,341        6,560
   Actual return on plan assets                           (879)        (837)
   Employer contributions                                  332          360
   Participant contributions                               104          114
   Benefits paid                                          (657)        (679)
   Currency exchange rate effects                          501         (177)
                                                        -------      -------
   Fair value of plan assets at end of year              4,742        5,341
                                                        -------      -------

Funded Status                                           (3,834)      (1,419)
Unrecognized net actuarial loss                          4,481        2,016
                                                        -------      -------
Prepaid benefit cost                                    $  647       $  597
                                                        =======      =======

Amounts  recognized in the consolidated balance sheets:

   Prepaid pension cost                                 $   -        $  597
   Accrued benefit liability                            (2,604)         N/A
   Accumulated other comprehensive income                3,251         -
                                                        -------      -------
   Net amount recognized                                $  647       $  597
                                                        =======      =======

Weighted average assumptions:
   Discount rate                                           5.5%         6.0%
   Expected return on plan assets                          7.0%         7.0%
   Rate of compensation increase                          3.25%        3.25%



                                                   Year Ended December 31,
                                                 -------------------------
                                                 2002       2001      2000
                                                 ----       ----      ----
Components of Net Periodic Benefit Cost:
   Service cost                                 $ 271       $253     $ 259
   Interest cost                                  407        380       370
   Expected return on plan assets                (333)      (312)     (426)
                                                ------      -----    ------
Net periodic benefit cost                       $ 345       $321     $ 203
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

     Information by segment and geographical location is as follows (in thousands):

                                                                  Year Ended December 31,
                                                     ----------------------------------------------
                                                       2002               2001               2000
                                                     --------           --------           --------
Net Sales:
   North America                                     $232,669           $220,538           $191,990
   International                                       98,984             96,817            107,445
   U.S. Service Stores                                 33,408             38,667             42,745
                                                     ---------          ---------          ---------
Total                                                $365,061           $356,022           $342,180
                                                     =========          =========          =========
Operating Income:
    North America                                    $ 37,346           $ 21,309           $ 32,278
    International                                       4,590            (15,319)             8,533
    U.S. Service Stores                                 1,623              1,747              3,197
    Depreciation and amortization                      (3,402)            (5,834)            (5,753)
                                                     ---------          ---------          ---------
Total                                                $ 40,157           $  1,903           $ 38,255
                                                     =========          =========          =========
Segment Assets:
    North America                                    $137,112           $158,322           $143,365
    International                                      57,891             71,220             79,867
    U.S. Service Stores                                 7,108              8,107              8,913
    Cash and Cash Equivalents                          32,846              4,087             10,342
                                                     ---------          ---------          ---------
Total                                                $234,957           $241,736           $242,487
                                                     =========          =========          =========
Capital Expenditures:
    North America                                    $  1,791           $  2,598           $  3,136
    International                                         295                889                714
    U.S. Service Stores                                    19                835                564
                                                     ---------          ---------          ---------
Total                                                $  2,105           $  4,322           $  4,414
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

14.  Quarterly Financial Information (unaudited, in thousands)

                                                                  Three Months Ended
                                        ----------------------------------------------------------
2002                                     March 31       June 30       September 30     December 31     Total Year
----------------------                  ----------     ----------     ------------     -----------     ----------


Net sales                                 $53,805         70,000            79,203         162,053        365,061
Gross profit                               21,458         28,258            33,869          71,509        155,094
Operating income                            1,691          4,885            11,256          22,325         40,157
Income (loss) before income taxes          (4,272)          (377)            4,971          16,652         16,974
Net income (loss)                          (4,066)          (238)            5,532          15,545         16,773
Net income (loss) applicable to
   common units                            (7,673)        (3,954)            1,705          11,603          1,681
Total Comprehensive Income (loss) (1)      (3,804)          (770)            4,933          12,255         12,614



2001
----------------------
Net sales                                 $51,746        $58,619           $78,243        $167,414        356,022
Gross profit                               21,249         17,051            31,211          55,999        125,510
Operating income (loss)                       827        (11,340)            7,575           4,841          1,903
Income (loss) before income taxes          (5,570)       (18,187)            1,629          (4,349)       (26,477)
Net income (loss)                          (4,941)       (13,919)            1,802          (6,323)       (23,381)
Net income (loss) applicable to
   common units                            (8,146)       (17,220)           (1,598)         (9,825)       (36,789)
Total Comprehensive Income (loss)          (5,479)       (13,629)              881          (6,637)       (24,864)




     Sales of the Company's products are highly seasonal, with a large percentage of net sales occurring during the Christmas selling season. The Company typically derives on average approximately 45% of its annual net sales in the fourth quarter of each year.

     (1) The total comprehensive income for the three months and year ended December 31, 2002 has been restated as a result of an additional minimum liability for the Company's defined benefit pension plan in the United Kingdom, as discussed in Note 15 to the Consolidated Financial Statements. The amount previously reported was $15,018 for the three months ended December 31, 2002 and $15,377 for the year ended December 31, 2002.

15.  Restatement

     Subsequent to the issuance of its consolidated financial statements for the year ended December 31, 2002, the Company determined that an additional mimimum liability should have been recorded at December 31, 2002 for the unfunded accumulated benefit obligation related to the Company's defined benefit pension plan in the United Kingdom as determined by an actuarial study performed as of December 31, 2002. Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, which defines an unfunded accumulated benefit obligation as the excess of a plan's accumulated benefit obligation over the fair value of its assets, requires recognition of an additional minimum liability if an unfunded accumulated benefit obligation exists and an asset has been recognized as prepaid pension cost. As a result, the Company's consolidated balance sheet at December 31, 2002 and its consolidated statement of members' deficit for the year then ended have been restated from the amounts previously reported to record an additional minimum pension liability at December 31, 2002. These changes had no effect on the Company's 2001 financial statements or its 2002 reported results of operations or cash flows.

     The following table summarizes the effect of the restatement at December 31, 2002 and for the year then ended:

                                                          2002
                                        ------------------------------------
                                        As previously reported   As Restated
                                        ----------------------   -----------
At December 31:
  Other assets                                   $ 12,026         $ 11,867
  Total assets                                    235,116          234,957
  Other liabilities                                   839            3,443
  Accumulated other comprehensive loss             (7,578)         (10,341)
  Total members' deficit                          (26,991)         (29,754)
  Total liabilities and members' deficit          235,116          234,957


For the year ended December 31:
  Total comprehensive income                       15,377           12,614



     The restated amounts in the table above reflect the recording at Decembr 31, 2002 of a minimum pension liability of $3,251 thousand, a deferred tax asset of $488 thousand (net of a valuation allowance of $487 thousand) related to the benefits associated with such losses, and the resulting charge to other comprehensive income of $2,763. The accumulated benefit obligation at December 31, 2002 relted to the plan is $7,346 thousand.

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

