Form 10-Q/A
period 2003-03-31
REMINGTON PRODUCTS CO LLC
filed 2003-09-26
CIK 1017710

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                  Amendment No. 1

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

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
             -------------------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                               -----    -----
Explanatory Note:
     This amendment is being filed to reflect the restatement of Remington Products Company, L.L.C.'s financial statements for the year ended December 31, 2002 and the three months ended March 31, 2003 as discussed in Note 9 thereto, and other information related to such related financial information. Except for
Item 1 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited):




                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited in thousands)

                                                                March 31,    December 31,    March 31,
                                                                  2003          2002           2002
                                                                ---------    ------------    ---------
                                                                As Restated,   As Restated,
                                                                see Note 9     see Note 9
ASSETS
Current assets:
    Cash and cash equivalents                                   $ 29,978       $ 32,846       $ 7,683
    Accounts receivable, less allowance for doubtful
      accounts of $4,510 at March 2003, $4,552 at
      December 2002 and $4,242 at March 2002                      31,726         73,205        37,178
    Inventories                                                   53,327         49,122        70,983
    Prepaid and other assets                                       6,120          3,484         4,488
                                                                ---------      ---------     ---------
            Total current assets                                 121,151        158,657       120,332

Property, plant and equipment, net                                11,989         12,314        13,024
Goodwill, net                                                     27,720         27,720        27,720
Intangibles, net                                                  24,282         24,399        24,750
Other assets                                                      11,147         11,867        13,762
                                                                ---------      ---------     ---------
            Total assets                                        $196,289       $234,957      $199,588
                                                                =========      =========     =========
LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
    Accounts payable                                            $ 14,504       $ 24,218       $ 8,959
    Short-term borrowings                                           -             1,613         2,580
    Current portion of long-term debt                                290            314           277
    Accrued liabilities                                           29,775         49,960        29,411
                                                                ---------      ---------      --------
            Total current liabilities                             44,569         76,105        41,227
Long-term debt                                                   180,199        185,163       203,681
Other liabilities                                                  3,450          3,443           852

Members' deficit:
     Members' deficit                                            (23,257)       (19,413)      (40,252)
     Accumulated other comprehensive loss                         (8,672)       (10,341)       (5,920)
                                                                ---------       --------     ---------
            Total members' deficit                               (31,929)       (29,754)      (46,172)
                                                                ---------      ---------     ---------
            Total liabilities and members' deficit              $196,289       $234,957      $199,588
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

                       Remington Products Company, L.L.C.

              Notes to Unaudited Consolidated Financial Statements


1.   Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and according to generally accepted accounting principles in the United States of America, and reflect all adjustments, consisting only of normal recurring accruals, which in the opinion of management are necessary for a fair statement of the results of the interim periods presented. Results of interim periods may not be indicative of results to be expected for the entire year. These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the notes contained in the Company's audited consolidated financial statements included in its Form 10-K/A for the year ended December 31, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Information by segment and geographical location is as follows (in thousands):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    2003                2002
                                                  --------            --------
     Net Sales
        North America                             $24,586             $30,600
        International                              18,089              16,779
        U.S. Service Stores                         5,061               6,426
                                                  --------            --------
    Total                                         $47,736             $53,805
                                                  ========            ========
     Operating income (loss)
        North America                             $ 1,999             $ 3,103
        International                                 775                (279)
        U.S. Service Stores                          (652)               (342)
        Depreciation and amortization                (831)               (791)
                                                  --------            --------
     Total                                        $ 1,291             $ 1,691
                                                  ========            ========


                                        March 31,         December 31,      March 31,
                                          2003                2002            2002
                                        ---------         ------------      ---------
     Segment Assets
        North America                    $122,618          $137,112         $135,563
        International                      37,680            57,891           48,429
        U.S. Service Stores                 6,013             7,108            7,913
        Cash and cash equivalents          29,978            32,846            7,683
                                         --------          --------         --------
    Total                                $196,289          $234,957         $199,588
                                         ========          ========         ========

9.  Restatement

     Subsequent to the issuance of its consolidated financial statements for the quarter ended March 31, 2003, the Company determined that an additional minimum liability should have been recorded at December 31, 2002 for the unfunded accumulated benefit obligation related to the Company's defined benefit pension plan in the United Kingdom as determined by an actuarial study performed as of December 31, 2002. Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pension, which defines an unfunded accumulated benefit obligation as the excess of a plan's accumulated benefit obligation over the fair value of its assets, requires recognition of an additional minimum liability if an unfunded accumulated benefit obligtion exists and an asset has been recognized as prepaid pension cost. As a reuslt, the Company's consolidated balance sheets at March 31, 2003 and December 31, 2002 and its consolidated statement of members' deficit for the three months ended March 31, 2003 have been restated from the amounts previously reported to recognize an additional minimum pension liability at March 31, 2003 and December 31, 2002.

     The following table summarizs the effect of the restatement at March 31, 2003 and December 31, 2002:

                                              As Previously
                                                Reported      As Restated
                                              -------------   -----------
At December 31, 2002:
  Other assets                                   $ 12,026      $ 11,867
  Total assets                                    235,116       234,957
  Other liabilities                                   839         3,443
  Accumulated other comprehensive loss             (7,578)      (10,341)
  Total members' deficit                          (26,991)      (29,754)
  Total liabilities and members' deficit          235,116       234,957

At March 31, 2003:
  Other assets                                    $ 11,306     $ 11,147
  Total assets                                     196,448      196,289
  Other liabilities                                    846        3,450
  Accumulated other comprehensive loss              (5,909)      (8,672)
  Total members' deficit                           (29,166)     (31,929)
  Total liabilities and members' deficit           196,448      196,289

     The restated amounts in the table above reflect the recognition at March 31, 2003 and December 31, 2002 of a minimum pension liability of $3,251 thousand, and a deferred tax asset of $488 thousand (net of a valuation allowance of $487 thousand) related to the benefits associated with such losses.

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

                              REMINGTON PRODUCTS COMPANY, L.L.C.


                              By:      /s/ Kris J. Kelley
                                 ---------------------------------------------
                                 Kris J. Kelley, Vice President and Controller
Date:  September 25, 2003