Form 10-Q/A
period 2003-06-30
REMINGTON PRODUCTS CO LLC
filed 2003-09-26
CIK 1017710

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

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each class          Name of each exchange on which registered
                  None                                  None
         -------------------          -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
           -----------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---


     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                               ---     ---

Explanatory Note:
     This amendment is being filed to reflect the restatement of Remington Products Company, L.L.C.'s financial statements for the year ended December 31, 2002 and the three and six months ended June 30, 2003, as discussed in Note 9 thereto, and other information related to such restated financial information. Except for Item 1 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A.

 PART I.    FINANCIAL INFORMATION

 Item I.    Financial Statements (unaudited):



                       Remington Products Company, L.L.C.
                           Consolidated Balance Sheets
                            (unaudited, in thousands)

                                                                    June 30,      December 31,    June 30,
                                                                     2003           2002           2002
                                                                   --------      ------------   ----------
                                                                   As Restated,  As Restated,
                                                                    see Note 9    see Note 9
ASSETS

Current assets:
    Cash and cash equivalents                                       $ 24,748       $ 32,846      $  3,724
    Accounts receivable, less allowance for doubtful accounts
      of $4,556 at June 2003,  $4,552 at December 2002
      and $4,550 at June 2002                                         41,170         73,205        46,382
    Inventories                                                       52,150         49,122        67,188
    Prepaid and other current assets                                   6,044          3,484         4,584
                                                                    ---------      ---------     ---------
        Total current assets                                         124,112        158,657       121,878

Property, plant and equipment, net                                    12,148         12,314        12,809
Goodwill                                                              27,720         27,720        27,720
Intangibles, net                                                      24,165         24,399        24,630
Other assets                                                          10,280         11,867        13,894
                                                                    ---------      ---------     ---------
        Total assets                                                $198,425       $234,957      $200,931
                                                                    =========      =========     =========

LIABILITIES AND MEMBERS' DEFICIT

Current liabilities:
    Accounts payable                                                $ 19,363       $ 24,218      $ 16,188
    Short-term borrowings                                                  -          1,613         2,512
    Current portion of long-term debt                                    241            314           295
    Accrued liabilities                                               23,884         49,960        27,723
                                                                    ---------      ---------     ---------
            Total current liabilities                                 43,488         76,105        46,718

Long-term debt                                                       180,228        185,163       200,303
Other liabilities                                                      3,448          3,443           852

Members'deficit:
     Members' deficit                                                (20,338)       (19,413)      (40,490)
     Accumulated other comprehensive loss                             (8,401)       (10,341)       (6,452)
                                                                    ---------      ---------     ---------
            Total members'deficit                                    (28,739)       (29,754)      (46,942)
                                                                    ---------      ---------     ---------
            Total liabilities and members' deficit                  $198,425       $234,957      $200,931
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

Information by segment and geographical location is as follows (in thousands):

                                                  Three Months Ended March 31,       Six Months Ended June 30,
                                                  ----------------------------       -------------------------
                                                      2003            2002               2003          2002
                                                  ------------   -------------       ------------    ---------

    Net Sales:
        North America                                 $44,715        $46,042            $ 69,301       $ 76,642
        International                                  20,753         16,705              38,842         33,484
        U.S. Service Stores                             5,799          7,253              10,860         13,679
                                                      --------       --------           ---------      ---------
    Total                                             $71,267        $70,000            $119,003       $123,805
                                                      ========       ========           =========      =========
     Operating income
        North America                                 $ 7,810        $ 6,358            $  9,509       $  9,461
        International                                   1,942           (518)              3,017           (797)
        U.S. Service Stores                              (193)          (145)               (845)          (487)
        Depreciation and amortization                    (893)          (810)             (1,724)        (1,601)
                                                      --------       --------           ---------      ---------
     Total                                            $ 8,666        $ 4,885            $  9,957       $  6,576
                                                      ========       ========           =========      =========


                                         June 30,        December 31,          June 30,
                                           2003             2002                 2002
                                        ----------       ------------         ----------
     Segment Assets:
        North America                    $122,408          $137,112            $140,731
        International                      44,827            57,891              48,948
        U.S. Service Stores                 6,442             7,108               7,528
        Cash and cash equivalents          24,748            32,846               3,724
                                         --------          --------            --------
    Total                                $198,425          $234,957            $200,931
                                         ========          ========            ========



9.  Restatement

     Subsequent to the issuance of its consolidated financial statements for the quarter ended June 30, 2003, the Company determined that an additional minimum liability should have been recorded at December 31, 2002 for the unfunded accumulated benefit obligation related to the Company's defined benefit pension plan in the United Kingdom as determined by an actuarial study performed as of December 31, 2002. Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions, which defines an unfunded accumulated benefit obligation as the excess of a plan's accumulated benefit obligation over the fair value of its assets, requires recognition of an additional minimum liability if an unfunded accumulated benefit obligation exists and an asset has been recognized as prepaid pension cost. As a result, the Company's consolidated balance sheets at June 30, 2003 and December 31, 2002 have been restated from the amounts previously reported to recognize an additional minimum pension liability at June 30, 2003 and December 31, 2002.

     The following table summarizes the effect of the restatement at June 30, 2003 and December 31, 2002:

                                           As Previously
                                              Reported      As Restated
                                           -------------    -----------
At December 31, 2002:
  Other assets                                $ 12,026       $ 11,867
  Total assets                                 235,116        234,957
  Other liabilities                                839          3,443
  Accumulated other comprehensive loss          (7,578)       (10,341)
  Total members' deficit                       (26,991)       (29,754)
  Total liabilities and members' deficit       235,116        234,957

At June 30, 2003:
  Other assets                                $ 10,439       $ 10,280
  Total assets                                 198,584        198,425
  Other liabilities                                844          3,448
  Accumulated other comprehensive loss          (5,638)        (8,401)
  Total members' deficit                       (25,976)       (28,739)
  Total liabilities and members' deficit       198,584        198,425


     The restated amounts in the table above reflect the recognition at June 30, 2003 and December 31, 2002 of a minimum pension liability of $3,251 thousand, and a deferred tax asset of $488 thousand (net of a valuation allowance of $487 thousand) related to the benefits associated with such losses.

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

Date:  September 25, 2003